Form 10-Q
period 2015-05-31
Electrum Special Acquisition Corp
filed 2015-07-15
CIK 1639669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37421

ELECTRUM SPECIAL ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	98-1245521
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

c/o The Electrum Group

700 Madison Avenue, 5th Floor

New York, NY 10065

(Address of principal executive offices)

(646) 365-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of ordinary shares outstanding as of July 15, 2015 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheet (unaudited)

May 31, 2015

Assets
Cash	$25,565
Subscription receivable	2,317
Deferred offering costs	339,123

Total Assets	$367,005

Liabilities and Shareholders’ Equity

Liabilities

Accrued offering costs	$233,569
Accrued expenses	7,500
Due to affiliate	110,835

Total Liabilities	351,904

Shareholders’ Equity

Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value, unlimited shares authorized, 4,312,500 shares issued and outstanding	27,932
Accumulated deficit	(12,831)

Total Shareholders’ Equity	15,101

Total Liabilities and Shareholders’ Equity	$367,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended May 31, 2015	December 12, 2014 (date of inception) to May 31, 2015
Revenue	$-	$-
Formation, general and administrative expenses	(50)	(12,831)
Net loss attributable to ordinary shares	(50)	(12,831)
Weighted average number of ordinary shares outstanding	3,987,500	3,872,003
Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from December 12, 2014 (date of inception) to May 31, 2015

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Sale of ordinary shares to initial shareholders on April 8, 2015 at $0.00669 per share	3,737,500	$25,000	$-	$25,000
Bonus share issuance on April 22, 2015 of 0.03655250836 for each outstanding ordinary share	136,615	-	-	-
Sale of ordinary shares on April 22, 2015 at $0.00669 per share	438,385	2,932	-	2,932
Net loss	-	-	(12,831)	(12,831)
Balance, as of May 31, 2015	4,312,500	$27,932	$(12,831)	$15,101

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Cash Flows (unaudited)

For the period from December 12, 2014 (date of inception) to May 31, 2015

Cash Flows From Operating Activities:
Net loss	$(12,831)
Change in operating assets and liabilities:
Increase in accrued expenses	7,500
Net cash used in operating activities	(5,331)

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares	25,615
Proceeds from due to affiliate	110,835
Payment of deferred offering costs	(105,554)
Net cash provided by financing activities	30,896

Increase in cash	25,565

Beginning cash	-

Ending cash	$25,565

Supplemental Schedule of Non-Cash Financing Activities:
Accrued deferred offering costs	$233,569
Subscription receivable	$2,317

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

May 31, 2015

1. Nature of Operations

Electrum Special Acquisition Corporation (the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’) is a newly organized blank check company incorporated in the British Virgin Islands on December 12, 2014. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business transaction, with one or more businesses or entities (‘‘Business Combination’’). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is ESAC Holdings LLC, a Delaware limited liability company (the ‘‘Sponsor’’).

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on June 10, 2015. The Sponsor and an entity controlled by one of the Company’s directors purchased, simultaneously with the closing of the Offering, an aggregate of $7,025,000 of warrants in a private placement (Note 4).

Upon the closing of the Offering and the private placement, $200,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company intends to finance a Business Combination in part with the Offering and a $7,025,000 private placement (see Note 3). Upon closing of the Offering and private placement, $200,000,000 was placed in the Trust Account and may be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company will either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case based on the number of public shares outstanding and subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed Business Combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related redemptions of public shares for cash upon consummation of such initial Business Combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination.

1. Nature of Operations – (continued)

We have until June 16, 2017 to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the Trust Account pro rata to our public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of our affairs, as further described herein. In such event, our warrants will expire worthless. We expect the per share redemption price to be $10.00 per ordinary share, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the initial public offering price per Unit in the Offering.

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. and pursuant to the rules and regulations of the SEC. The accompanying financial statements recognize December 12, 2014 as our date of inception.

Development stage company

The Company complies with the Financial Accounting Standards Board issued Accounting Standards Update (‘‘ASU’’) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as ‘‘Development Stage Entities’’ (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

2. Summary of Significant Accounting Policies – (continued)

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share’’. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At May 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Offering and that will be charged to shareholders’ equity upon the completion of the Offering. Should the Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of May 31, 2015. No amounts were accrued for the payment of interest and penalties at May 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

2. Summary of Significant Accounting Policies – (continued)

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Accrued expenses, accrued offering costs and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors, but has not received an invoice for. Due to affiliate represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand. Accrued offering costs represent professional fees and other costs related to the Offering that have not been paid as of the balance sheet date.

Going concern

In August 2014, the FASB issued ASU 2014-15, ‘‘Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern’’ (‘‘ASU 2014-15’’). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

On June 16, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (“Public Units”) in the Offering, including the sale of units upon partial exercise of the underwriters’ overallotment option. Each Public Unit consists of one of the Company’s ordinary shares, no par value, and one warrant. Each warrant entitles the registered holder to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of this offering or 30 days after the completion of our initial Business Combination. Warrants may be exercised only for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the warrants. The warrants will expire five years after the completion of an initial Business Combination, or earlier upon redemption, as described below.

Notwithstanding the foregoing, no public warrants will be exercisable for cash unless we have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis in the same manner as if we called the warrants for redemption and required all holders to exercise their warrants on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the trading day prior to the date of exercise. There will be no net cash settlement of the warrants under any circumstances.

3. Public Offering – (continued)

In connection with the Offering, the Sponsor and its designees, and an entity controlled by one of our directors, purchased from us an aggregate of 14,050,000 warrants (‘‘Private Warrants’’) at $0.50 per warrant (for a total purchase price of $7,025,000). These purchases took place on a private placement basis simultaneously with the consummation of the Offering. Each Private Warrant is exercisable to purchase one-half of one ordinary share at $5.75 per half share. All of the proceeds we receive from this private placement were placed in the Trust Account.

The Private Warrants are identical to the warrants included in the units sold in the Offering except the Private Warrants are non-redeemable and may be exercised on a cashless basis, at the holder’s option, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers have also agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Private Warrants must agree to, each as described below) until 30 days after the completion of our initial Business Combination.

4. Related Party Transactions

On April 8, 2015, our Sponsor subscribed for an aggregate of 3,737,500 of our ordinary shares (‘‘Insider Shares’’) for an aggregate purchase price of $25,000, or approximately $0.00669 per share.

On April 22, 2015, the Company effected a bonus share issue of 0.03655250836 ordinary shares for each outstanding ordinary share, resulting in the Sponsor owning an aggregate of 3,874,115 Insider Shares. Also on April 22, 2015, our four independent director nominees purchased an aggregate of 92,000 of our Insider Shares, and an entity controlled by another director nominee purchased an aggregate of 346,385 of our Insider Shares, for an aggregate purchase price of approximately $2,932, or approximately $.00669 per share. The Company accounted for the bonus share issue as a share dividend in form because the total issuance of additional shares was less than 20% of the number of previously outstanding shares.

The Insider Shares are identical to the ordinary shares included in the units being sold in this offering. However, the holders have agreed (A) to vote the Insider Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association with respect to our pre-Business Combination activities prior to the consummation of such a Business Combination unless we provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote, (C) not to redeem any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve our proposed initial Business Combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of our memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Insider Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of our initial Business Combination or (ii) if after 150 days after our initial Business Combination, the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30 trading day period. Notwithstanding the foregoing, these transfer restrictions will be removed earlier if, after our initial Business Combination, we consummate a subsequent (i) liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property or (ii) consolidation, merger or other change in the majority of our management team.

4. Related Party Transactions – (continued)

In addition, our Sponsor and an entity controlled by one of our directors purchased an aggregate of 14,050,000 Private Warrants at a price of $0.50 per warrant ($7,025,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Offering. The proceeds from the private placement of the Private Warrants from the Offering were placed in the Trust Account in the United States with Continental Stock Transfer & Trust Company, as trustee.

The Private Warrants are identical to the warrants included in the units sold in the Offering except the Private Warrants are non-redeemable and may be exercised on a cashless basis, at the holder’s option, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers have also agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Private Warrants must agree to, each as described above) until 30 days after the completion of our initial Business Combination.

As of May 31, 2015, an affiliate of our sponsor has paid $110,835 in entity formation costs and costs associated with the Offering on our behalf. Subsequent to May 31, 2015, the affiliate paid an additional $146,135 in costs associated with the Offering on our behalf. These advances are non-interest bearing, unsecured and were repaid out of the proceeds of the Offering.

Commencing on the date that our securities are first listed on NASDAQ, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support.

5. Commitments and Contingencies

As of June 16, 2015, the date of the Offering, the Company is committed to pay (i) deferred underwriting discounts totaling $5,062,500 (approximately 2.53%) of the gross offering proceeds of the Public Offering (the “Deferred Discount”), to the underwriters, and (ii) a deferred advisory fee of $1,687,500 (approximately 0.84%) of the gross offering proceeds of the Public Offering (the “Deferred Advisory Fee”), to one of the underwriters, in each case upon the Company’s consummation of the Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount or the Deferred Advisory Fee, and no Deferred Discount or Deferred Advisory Fee is payable to the underwriters if there is no Business Combination.

6. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At May 31, 2015, there were 4,312,500 shares issued and outstanding.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At May 31, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

7. Subsequent Events

On June 10, 2015, the entity controlled by a director nominee transferred 45,994 of its 346,385 shares to the Sponsor for a price equal to the original subscription cost of $0.00669 per share, resulting in the Sponsor owning 3,920,109 Insider Shares.

On June 10, 2015, the Company effected a bonus share issue of 0.16666666666667 ordinary shares for each outstanding ordinary share, resulting in the Sponsor owning an aggregate of 4,573,461 Insider Shares, each of the four independent director nominees owning 26,833 Insider Shares, and an entity controlled by another director nominee owning 350,457 Insider Shares. The Company accounted for this bonus share issue as a share dividend in form because the total issuance of additional shares was less than 20% of the number of previously outstanding shares.

On June 16, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (“Public Units”) in the Offering, including the sale of units upon partial exercise of the underwriters’ overallotment option. Simultaneous with the Offering, the Sponsor and one of our directors purchased an aggregate of 14,050,000 Private Placement Warrants at a price of $0.50 per warrant or $7,025,000 in the aggregate.

On June 16, 2015, the Company’s initial shareholders forfeited an aggregate of 31,250 Insider Shares, so that the initial shareholders own 20.0% of the Company’s issued and outstanding ordinary shares after the Public Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

References to the “Company,” “us” or “we” refer to Electrum Special Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination, which we refer to throughout this Report as our initial business combination, with one or more businesses or entities, which we refer to throughout this Report as a target business. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses that operate in the metals and mining industry, with an emphasis on gold and other precious metals, which we refer to throughout this Report as our business combination. We consummated our initial public offering (the “Public Offering”) on June 16, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of the private placement warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the period from December 12, 2014 (inception) through May 31, 2015, we had a net loss of $12,831 and incurred costs of $339,123 related to the Company’s Public Offering which were classified as deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from December 12, 2014 (inception) through May 31, 2015, was in preparation for the Public Offering, which was consummated on June 16, 2015. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

Liquidity and Capital Resources

As of May 31, 2015, we had cash of $25,565. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

Subsequent to the quarterly period covered by this report, on June 16, 2015, we consummated the Public Offering of 20,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 14,050,000 warrants, each exercisable to purchase one-half of one ordinary share at $5.75 per half share, to the Sponsors at a price of $0.50 per warrant, generating gross proceeds of $7,025,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $201,175,000, net of the non-deferred portion of the underwriting commissions and fees of $5,250,000 (none of which were incurred from December 12, 2014 through May 31, 2015) and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 3 and Note 5 of the unaudited financial statements included in Part I, Item 1 and in Part II, Item 2 of this Report.

Off-Balance Sheet Arrangements

As of May 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to The Electrum Group LLC, an affiliate of our sponsor, for office space, utilities, secretarial and administrative services, effective as of June 10, 2015, the effective date of the registration statement for our initial public offering.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Deferred offering costs

Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering on June 16, 2015.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of May 31, 2015, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through May 31, 2015, relates to our formation, preparing for our initial public offering, and general corporate matters. We did not have any financial instruments that were exposed to market risks as of May 31, 2015.

ITEM 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who also serves as our principal financial officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our prospectus filed with the SEC on June 11, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus filed on June 11, 2015 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from our Initial Public Offering

On June 16, 2015, we closed our initial public offering of 20,000,000 units (including 2,500,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option), with each unit consisting of one ordinary share and one warrant to purchase one-half of one ordinary share at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $200,000,000. The securities sold in our initial public offering were registered under our registration statements on Form S-1 (Nos. 333-203599 and 333-204866), declared effective on June 10, 2015. On June 16, 2015, our sponsor and our other initial shareholders forfeited an aggregate of 31,250 ordinary shares in connection with the underwriters’ partial exercise of their over-allotment option, so that such shareholders continue to collectively own 20.0% of the Company’s issued and outstanding ordinary shares after the initial public offering.

We received net proceeds of approximately $201,175,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, $6,750,000 is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $5,850,000. $200,000,000 of the net proceeds from the initial public offering were deposited into the Trust Account and will be part of the funds distributed to our public shareholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 24 months from June 16, 2015, subject to applicable law. The remaining net proceeds of approximately $1,175,000 not held in the trust account became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY AND DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRUM SPECIAL ACQUISITION CORPORATION

By:	/s/ Eric N. Vincent
Eric N. Vincent
Chief Executive Officer and Secretary
(principal executive officer and principal financial and accounting officer)

Date:  July 15, 2015

EXHIBIT INDEX

Exhibit No.	Description

31*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.