Form 10-Q
period 2015-08-31
Electrum Special Acquisition Corp
filed 2015-10-13
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-37421

ELECTRUM SPECIAL ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	98-1245521
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

c/o The Electrum Group LLC

700 Madison Avenue, 5th Floor

New York, NY 10065
(Address of principal executive offices)

(646) 365-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of ordinary shares outstanding as of October 13, 2015 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheet (unaudited)

August 31, 2015

Assets
Current Assets:
Cash	$1,024,009
Prepaid expenses	79,182
Total Current Assets	1,103,191

Prepaid expenses – long term	60,289
Trust account	200,027,657

Total Assets	$201,191,137

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued expenses	$50,207
Due to affiliate	76,170
Total Current Liabilities	126,377

Deferred underwriting compensation	6,750,000

Total Liabilities	6,876,377

Ordinary shares subject to possible redemption: 18,931,476 shares (at a redemption value of approximately $10 per share)	189,314,759

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value, unlimited shares authorized, 6,068,524 shares issued and outstanding (excluding 18,931,476 shares subject to redemption)	5,141,982
Accumulated deficit	(141,981)

Total Shareholders’ Equity	5,000,001

Total Liabilities and Shareholders’ Equity	$201,191,137

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended August 31, 2015	December 12, 2014 (date of inception) to August 31, 2015
Revenue	$-	$-
Operating expenses	156,807	169,638
Loss from operations	(156,807)	(169,638)

Interest income	27,657	27,657
Net loss attributable to ordinary shares	(129,150)	(141,981)

Weighted average number of ordinary shares outstanding	5,829,091	4,556,612
Basic and diluted net loss per share	$(0.02)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from December 12, 2014 (date of inception) to August 31, 2015

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Sale of ordinary shares to initial shareholders on April 8, 2015 at $0.00669 per share	3,737,500	$25,000	$-	$25,000

Bonus share issuance on April 22, 2015 of 0.03655250836 for each outstanding ordinary share	136,615	-	-	-

Sale of ordinary shares on April 22, 2015 at $0.00669 per share	438,385	2,932	-	2,932

Bonus share issuance on June 10, 2015 of 0.16666666666667 for each outstanding ordinary share	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants to the Company’s Sponsor	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,931,476)	(189,314,759)	-	(189,314,759)

Net loss	-	-	(141,981)	(141,981)
Balance, as of August 31, 2015	6,068,524	$5,141,982	$(141,981)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Cash Flows (unaudited)

For the period from December 12, 2014 (date of inception) to August 31, 2015

Cash Flows From Operating Activities:
Net loss	$(141,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(139,471)
Increase in accrued expenses	50,207
Net cash used in operating activities	(231,245)

Cash Flows From Investing Activities:
Proceeds deposited in Trust Account	(200,000,000)
Interest reinvested in Trust Account	(27,657)
Net cash used in investing activities	(200,027,657)

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	27,932
Proceeds from sales of units in Public Offering, net of offering expenses paid	194,153,809
Proceeds from sale of warrants to Sponsor	7,025,000
Proceeds from due to affiliate	76,170
Net cash provided by financing activities	201,282,911

Increase in cash	1,024,009

Beginning cash	-

Ending cash	$1,024,009

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters’ compensation	$6,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

August 31, 2015

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company intends to finance a Business Combination in part with the Offering and the $7,025,000 private placement (see Note 3).

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

2. Summary of Significant Accounting Policies – (continued)

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share’’. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At August 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Deferred offering costs

Deferred offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Offering. Offering costs amounting to $12,596,191 were charged to shareholders’ equity upon completion of the Offering.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2015.

Cash and securities held in Trust Account

At August 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

2. Summary of Significant Accounting Policies – (continued)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2015, the ordinary shares subject to possible redemption in the amount of $189,314,759 (or 18,931,476 shares) are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of August 31, 2015. No amounts were accrued for the payment of interest and penalties at August 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors, but has not received an invoice for as of the balance sheet date. Due to affiliate represents offering costs, professional fees and due diligence costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

2. Summary of Significant Accounting Policies – (continued)

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

In connection with the Offering, the Sponsor and its designees, and an entity controlled by one of our directors, purchased from us an aggregate of 14,050,000 warrants (‘‘Private Warrants’’) at $0.50 per warrant (for a total purchase price of $7,025,000). These purchases took place on a private placement basis simultaneously with the consummation of the Offering. Each Private Warrant is exercisable to purchase one-half of one ordinary share at $5.75 per half share. All of the proceeds received from this private placement were placed in the Trust Account.

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

On April 22, 2015, the Company effected a bonus share issue of 0.03655250836 ordinary shares for each outstanding ordinary share, resulting in the Sponsor owning an aggregate of 3,874,115 Insider Shares. Also on April 22, 2015, our four independent director nominees purchased an aggregate of 92,000 of our Insider Shares, and an entity controlled by another director nominee purchased an aggregate of 346,385 of our Insider Shares, for an aggregate purchase price of approximately $2,932, or approximately $0.00669 per share. The Company accounted for the bonus share issue as a share dividend in form because the total issuance of additional shares was less than 20% of the number of previously outstanding shares.

On June 10, 2015, the entity controlled by a director nominee transferred 45,994 of its 346,385 shares to the Sponsor for a price equal to the original subscription cost of approximately $0.00669 per share, resulting in the Sponsor owning 3,920,109 Insider Shares.

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

In addition, our Sponsor and an entity controlled by one of our directors purchased an aggregate of 14,050,000 Private Warrants at a price of $0.50 per warrant ($7,025,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Offering. The proceeds from the private placement of the Private Warrants from the Offering were placed in the Trust Account.

4. Related Party Transactions – (continued)

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

If the Company does not complete the Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public shareholders and the Private Placement Warrants will expire worthless.

As of August 31, 2015, an affiliate of our sponsor is owed $76,170 for offering costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Commencing on the date that our securities are first listed on NASDAQ, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support.

5. Deferred Underwriting Compensation

The Company is committed to pay deferred underwriting compensation (“Deferred Discount”) totaling $6,750,000 (approximately 3.375%) of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of the Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6. Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Public Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of August 31, 2015, the balance in the Trust Account was $200,027,657.

As of August 31, 2015, the Company’s Trust Account consisted of $199,999,197 in U.S. Treasury Bills, $27,493 in accrued interest and $967 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying August 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at August 31, 2015 is as follows:

Held-To-Maturity	Carrying Amount	Gross Unrealized Holdings Losses	Fair Value
U.S.Treasury Securities	$199,999,197	$(5,224)	$199,993,973

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	August 31, 2015 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,027,657	$200,027,657	$-	$-

8. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At August 31, 2015, there were 25,000,000 shares issued and outstanding which includes 18,931,476 shares subject to possible redemption.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At August 31, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Report as a target business. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses that operate in the metals and mining industry, with an emphasis on gold and other precious metals, which we refer to throughout this Report as our “Business Combination.” We consummated our initial public offering (the “Public Offering”) on June 16, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of the private placement warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the period from December 12, 2014 (inception) through August 31, 2015, we had a net loss of $141,981 and incurred costs of $12,596,191 related to the Company’s Public Offering which have been charged to shareholders’ equity.

The Company’s entire activity from December 12, 2014 (inception) through June 16, 2015, was in preparation for the Public Offering, which was consummated on that date. Since that date, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

Liquidity and Capital Resources

As of August 31, 2015, we had cash of $1,024,009. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On June 16, 2015, we consummated the Public Offering of 20,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 14,050,000 warrants, each exercisable to purchase one-half of one ordinary share at $5.75 per half share, to the Sponsor and an entity controlled by one of our directors at a price of $0.50 per warrant, generating gross proceeds of $7,025,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $201,175,000, net of the non-deferred portion of the underwriting commissions and fees of $5,250,000 and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 3 and Note 5 of the unaudited financial statements included in Part I, Item 1 and Part II, Item 2 of this Report.

As of August 31, 2015, $200,027,657 was held in the Trust Account and we had cash outside of trust of $1,024,009 and $126,377 in accrued expenses and due to affiliates. Through August 31, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Off-Balance Sheet Arrangements

As of August 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of August 31, 2015, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through August 31, 2015, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of August 31, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from our Initial Public Offering

On June 16, 2015, we closed our initial public offering of 20,000,000 units (including 2,500,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option), with each unit consisting of one ordinary share and one warrant to purchase one-half of one ordinary share at an exercise price of $5.75 per half share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $200,000,000. The securities sold in our initial public offering were registered under our registration statements on Form S-1 (Nos. 333-203599 and 333-204866), declared effective on June 10, 2015. On June 16, 2015, our sponsor and our other initial shareholders forfeited an aggregate of 31,250 ordinary shares in connection with the underwriters’ partial exercise of their over-allotment option, so that such shareholders continue to collectively own 20.0% of the Company’s issued and outstanding ordinary shares after the initial public offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Date:  October 13, 2015

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