Form 10-K
period 2015-11-30
Electrum Special Acquisition Corp
filed 2016-02-24
CIK 1639669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35534

ELECTRUM SPECIAL ACQUISITION CORPORATION

British Virgin Islands	98-1245521
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 Madison Avenue, 5th Floor

New York, NY 10065

(646) 365-1600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Ordinary Shares, no par value per share

Warrants, exercisable for one-half of one Ordinary Share

Units, each consisting of one Ordinary Share and one Warrant

Securities registered pursuant to Section 12(b) of the Act

NASDAQ Capital Market

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No   ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s ordinary shares on November 30, 2015 (the last day of the registrant’s most recently completed fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $193.0 million. The registrant’s units began trading on the NASDAQ Capital Market on June 11, 2015. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 24, 2016, there were 25,000,000 ordinary shares of the registrant outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K:

•   references to “we,” “us” or “the Company” refer to Electrum Special Acquisition Corporation;

•   references to the “Companies Act” and the “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively;

•   references to “insider shares” refer to the 5,000,000 ordinary shares issued prior to our initial public offering (after giving effect to the forfeiture of certain shares upon the underwriters’ partial exercise of their over-allotment option);

•   references to “initial shareholders” refer to the holders of the insider shares;

•   references to “ordinary shares” are to our ordinary shares of no par value;

•   references to our “public shares” and “public warrants” refer to ordinary shares and warrants which were sold as part of the units in our initial public offering and references to “public shareholders” and “public warrantholders” refer to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public shareholders” and “public warrantholders” shall exist only with respect to such public shares or public warrants;

•   references to “private warrants” refer to the warrants that we sold privately to our sponsor and its designees, and an entity controlled by one of our directors, upon consummation of our initial public offering;

•   references to our “sponsor” refer to ESAC Holdings LLC; and

•   references to “TEG” refer to The Electrum Group LLC and private predecessor entities and affiliated entities owned and/or managed by Thomas S. Kaplan, his family and trusts for the benefit of Mr. Kaplan and his family.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•   ability to complete our initial business combination;

•   success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•   officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•   potential ability to obtain additional financing to complete our initial business combination;

•   pool of prospective target businesses;

•   the ability of our officers and directors to generate a number of potential investment opportunities;

•   potential change in control if we acquire one or more target businesses for stock;

•   the potential liquidity and trading of our securities;

•   the lack of a market for our securities;

•   use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•   financial performance.

ii

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in the British Virgin Islands on December 12, 2014 as a business company with limited liability. This means that our shareholders have no additional liability for the company’s liabilities over and above the amount paid for their shares. We were formed for the purpose of entering into an initial business combination with one or more target businesses, which we refer to in this report as the initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses and assets in the metals and mining industry, with an emphasis on gold and other precious metals.

We are led by our management team of Thomas S. Kaplan, our Chairman, and Eric N. Vincent, our Chief Executive Officer. Messrs. Kaplan and Vincent are officers of our sponsor and TEG, a privately held global natural resources investment management company that manages the assets of Mr. Kaplan and other institutional investors. TEG is the investment advisor to Electrum Strategic Opportunities Fund L.P., or ESOF, the majority owner of the sponsor, and will assist Messrs. Kaplan and Vincent in the sourcing, evaluation and execution of investment opportunities.

Over the course of their careers, Messrs. Kaplan and Vincent have developed a broad international network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses or assets in the metals and mining industry within or outside of the United States, although we may pursue a business combination outside of this industry. In the event that we elect to pursue an investment outside of metals and mining, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained herein regarding this industry might not be relevant to an understanding of the business or asset that we elect to acquire.

We believe that our management team is well positioned to take advantage of investment opportunities and that TEG’s deep domain expertise and broad global network will allow us to identify, evaluate and consummate a business combination. Notably, we believe that the current market environment, which has forced many metal and mining companies into a state of distress, has significantly increased the number of investment opportunities in the sector. However, there is no assurance that we will complete an initial business combination nor is there any guarantee that such initial business combination will be successful. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed, if at all.

The registration statements on Form S-1 (Nos. 333-203599 and 333-204866), which we refer to collectively as our “registration statement,” for our initial public offering were declared effective by the Securities and Exchange Commission (the “SEC”) on June 10, 2015. On June 16, 2015, we consummated our initial public offering and sold 20,000,000 units, including 2,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one ordinary share and one warrant to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as described in our registration statement. Warrants may be exercised only for a whole number of ordinary shares. Each warrant will become exercisable on the later of June 16, 2016, which is the date 12 months from the date of the prospectus relating to our initial public offering, or 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination, or earlier upon redemption. In connection with the closing of our initial public offering, the underwriters notified us that they would not be exercising the remainder of their over-allotment option. As a result, our initial shareholders forfeited an aggregate of 31,250 ordinary shares so that the initial shareholders continued to collectively own 20.0% of our issued and outstanding ordinary shares after the offering.

Simultaneously with the consummation of our initial public offering, our sponsor and an entity controlled by Dwight W. Anderson, one of our directors, purchased an aggregate of 14,050,000 private placement warrants at a price of $0.50 per warrant in a private placement. We received net proceeds of approximately $201,175,000 from our initial public offering and sale of the private placement warrants, net of the non-deferred portion of the underwriting commissions and underwriter advisory fees of $5,250,000 and offering costs and other expenses of approximately $600,000. Of those net proceeds, a total of $6,750,000 is attributable to deferred underwriting discounts and underwriter advisory fees, which have been deferred until the consummation of our initial business combination. $200,000,000 of the net proceeds were deposited in a trust account. Except for a portion of the interest earned on the funds held in the trust account that may be released to us to pay any income or other tax obligations, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination within 24 months from the closing of our initial public offering. If we do not complete a business combination by that date, we will distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs.

Business Strategy

We believe that current market conditions in the metals and mining industry, particularly with gold and other precious metals, should present the Company with attractive acquisition opportunities. We intend to focus primarily on acquiring companies or assets valued between $200 million and $800 million of enterprise value. We believe the metals and mining industry represents an attractive sector to search for target businesses for the following reasons:

Capital Constraints.  The exploration, development and production of mining assets require substantial funding. As a result of trends in the mining industry, including the declines in precious metals prices from their peak in 2011, declining grades, rising costs, unmet guidance, and resource nationalism, many mining companies are experiencing difficulty attracting the significant capital needed to permit the exploration, development or production of their assets.

Distressed Sales.  Mining companies may find themselves overleveraged and with the need to dispose of assets or sell controlling interests to raise proceeds to repay indebtedness.

Historically Low Valuations.  Gold mining companies are trading at an eight-year low on an enterprise value-to-reserve and resource basis, according to data compiled by Bloomberg Intelligence. Other metals and minerals are also trading at historically low levels.

We believe that these factors may cause mining companies to seek a merger partner or to dispose of assets that may represent attractive acquisition opportunities. We believe that our capital resources, together with the industry, transactional and operational experience of our management team, should position us to take advantage of these opportunities. Additionally, we believe our management team’s capabilities, including access to geologists, engineers and mining industry professionals with substantial industry experience, should provide us a competitive advantage in identifying and evaluating attractive opportunities and completing transactions through the ability to act quickly and efficiently. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We intend to implement our business through disciplined valuation analyses and a rigorous due diligence and acquisition process that includes the following elements:

Identifying opportunities.  We believe that the relationships and industry experience of our management team should enable us to identify attractive acquisition opportunities. We intend to utilize a research-intensive, analytical process to source investment opportunities. Our management team believes its reputation as a trusted strategic partner with meaningful operational, geological and technical expertise creates opportunities to invest in businesses that are not as easily identified by traditional financial buyers.

Executing proficiently.  We believe that the due diligence capabilities available to our management team, including geologists, engineers and experienced transactional professionals, should provide us the ability to evaluate the technical and geological merits of potential investments, and complete acquisition opportunities proficiently.

Improving operations and strategies.  We believe that the industry and operational experience of our management team and its broad network of industry relationships should enable us to improve the strategic and operational performance of the assets and businesses that we acquire.

Engaging in corporate development.  We believe that the industry experience of our management team should enable us to recruit highly qualified executives to manage the assets and businesses we acquire.

Value maximization.  We believe that the industry and transactional experience of our management team should enable us to identify opportunities to maximize the value of the assets and businesses we acquire, including through dispositions, capital transactions and joint ventures. Additionally, we believe that our management team will be viewed as a value-added partner to target companies by providing strategic, technical and financial advice, including reinterpretation of geological data, lending TEG’s deep domain expertise to effect operational improvement, introducing the target company to new institutional investors, and attracting equity research coverage.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company.  We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Being public can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position.  With funds held in trust available for our initial business combination initially in the amount of approximately $200,000,000, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Operating and Investing Experience.  Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses or assets in the mining industry, although we may pursue a business combination outside of the mining industry. Our executive officers are officers of our sponsor and TEG, a privately held global natural resources investment management company that manages the assets of Mr. Kaplan and other institutional investors. Mr. Kaplan has applied his deep understanding of historical precedents to the natural resources markets and established his reputation as one of the thought leaders within the precious metals sector. Over the last two decades, Mr. Kaplan has assembled a team of natural resources and investment professionals to pursue investments across the industry.

TEG has demonstrated an ability to transact successfully in the natural resources sector globally, generating significant returns by investing in high-quality exploration and development opportunities that they believed would outperform the markets. Over the last 20 years, Mr. Kaplan and the TEG management team have made multiple successful investments through various commodity cycles across a wide spectrum of the natural resources industry, including in gold, silver, platinum, copper, gas and hydrocarbons.

Assistance from TEG. In addition to Mr. Kaplan and Mr. Vincent, we expect TEG employees and consultants to help identify target businesses and assist with the due diligence and the transaction execution for us in connection with a business combination. None of these individuals are required to commit any specified amount of time to our affairs. TEG is the investment advisor to ESOF, which is the majority owner of the sponsor.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our shares, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our registration statement and the other reports we file with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may also engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction parent company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we or a newly formed public holding company issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of the outstanding shares of the public parent company subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a public or private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination;

•	result in our dependency upon the successful development, construction and operation of a single mining asset; and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case based on the number of public shares outstanding and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or ordinary shares in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, any public shareholder, whether voting for or against such proposed business combination, will be entitled to demand that his ordinary shares be redeemed for a full pro rata portion of the amount then in the trust account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital). Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in our initial public offering. Accordingly, if you purchase more than 20% of the ordinary shares sold in our initial public offering and our proposed business combination is approved, you will not be able to seek redemption rights with respect to the full amount of your shares and may be forced to hold such additional ordinary shares or sell them in the open market. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all ordinary shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a substantial premium to the then current market price.

Our sponsor, as well as our officers and directors, will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or, except in the case of our liquidation if we do not complete a business combination as described below, purchased by them in our initial public offering or in the aftermarket.

We may also require public shareholders who wish to redeem, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to have their shares redeemed.

Liquidation if No Business Combination

If we do not complete a business combination within 24 months from the closing of our initial public offering, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our sponsor has agreed to waive its redemption rights with respect to its insider shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our sponsor, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination within the 24 month time period. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or it requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of any taxes payable).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, ESOF agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, ESOF will not be responsible to the extent of any liability for such third party claims. However, ESOF may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether ESOF has sufficient funds to satisfy its indemnity obligations. We believe the likelihood of ESOF having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share and ESOF asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against ESOF to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against ESOF to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We will seek to reduce the possibility that ESOF will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. ESOF will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to redeem ordinary shares held by our public shareholders may reduce the resources available to us for our initial business combination;

•	our outstanding warrants, and the potential future dilution they represent;

•	our obligation to either repay or issue private warrants upon conversion of up to $1,000,000 of working capital loans that may be made to us by our sponsor, officers, directors or their affiliates; and

•	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our sponsor, officers, directors or their affiliates upon conversion of working capital loans.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers, neither of whom is paid a salary by us. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Electrum Special Acquisition Corp.

c/o The Electrum Group LLC

700 Madison Avenue, 5th Floor

New York, NY 10065

Tel: (646) 365-1600

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to U.S. GAAP or IFRS as issued by the IASB. To the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are required to evaluate our internal control procedures for the fiscal year ended November 30, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a recently-formed blank check company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently-formed blank check company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to require us to redeem their public shares, regardless of whether they vote for or against the proposed business combination, for their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case based on the number of public shares outstanding and subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Our security holders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we had net tangible assets in excess of $5,000,001 upon the consummation of our initial public offering and filed a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable upon the consummation of our initial public offering, we will be entitled to withdraw interest income earned on the funds held in the trust account prior to the completion of our initial business combination and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

We may issue shares of our stock to complete our initial business combination, which would reduce the equity interest of our shareholders and could cause a change in control of our ownership.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary or preferred shares, or a combination of ordinary and preferred shares, to complete our initial business combination. The issuance of additional ordinary and/or preferred shares:

•	may significantly reduce the equity interest of our existing shareholders;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only approximately $1,000,000 was initially available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors to operate or may be forced to liquidate. Our sponsor, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination within 24 months from the closing of our initial public offering, this will trigger an automatic redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Thereafter, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps the liquidator considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands, or the Registrar, that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates as described elsewhere in this report may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will be able to exercise a warrant only if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of 65% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of 65% of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Our sponsor and its designees own approximately 45% of the outstanding warrants. Therefore, we would only need approval from holders of approximately 20% of the outstanding public warrants to amend the terms of the warrants.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search on target businesses in the metals and mining industry, we may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our securities may not ultimately prove to be more favorable to our security holders than a direct investment, if an opportunity were available, in a target business.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company, in which our public shareholders own shares, acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company, in which our public shareholders own shares, owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and performing and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our sponsor, officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor and our officers and directors have waived their right to redeem their insider shares or any other ordinary shares acquired in our initial public offering or thereafter, or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares will be worthless if we do not consummate our initial business combination. The private warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. Although we currently meet the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution, our securities may not continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products, services or potential sources of revenue.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business;

•	dependent upon the successful development, construction and operation of a single mining asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their redemption rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption or sale, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 24 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we hold a shareholder meeting to approve any initial business combination, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Accordingly, public shareholders owning a substantial majority of the shares sold in our initial public may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public shareholders that fail to vote either in favor of or against a proposed business combination will not be able to have their shares redeemed for cash.

If we hold a meeting to approve a proposed business combination, public shareholders must vote either in favor of or against a proposed business combination in order to have their shares redeemed to cash. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have his, her or its ordinary shares so redeemed for cash.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking redemption rights with respect to more than 20% of the ordinary shares sold in our initial public offering.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares redeemed for cash. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking redemption rights with respect to more than 20% of the ordinary shares sold in our initial public offering. Generally, in this context, a shareholder will be deemed to be acting in concert or as a group with another shareholder when such shareholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchase more than 20% of the ordinary shares sold in our initial public offering and our proposed business combination is approved, you will not be able to seek redemption rights with respect to the full amount of your shares and may be forced to hold such additional shares or sell them in the open market. The value of such additional ordinary shares may not appreciate over time following our initial business combination, and the market price of our ordinary shares may not exceed the per-share redemption price.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require public shareholders who wish to redeem their ordinary shares to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we redeem his ordinary shares for his pro rata portion of the cash held in the trust account. We may require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to redeem their ordinary shares to comply with the delivery requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their ordinary shares to comply with specific delivery requirements for redemption described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Additionally, the insider shares and our outstanding warrants, and the future dilution they represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of ordinary shares, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or sponsor is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders will collectively own 20% of our issued and outstanding ordinary shares. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the Nasdaq Capital Market, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than 30% of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30%. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

Our outstanding warrants may have an adverse effect on the market price of ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 10,000,000 ordinary shares as part of the units sold in our initial public offering and issued private warrants to purchase 7,025,000 ordinary shares. We may also issue additional warrants to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this report. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere in this report have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each warrant is exercisable for only one-half of one ordinary share, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one ordinary share. Warrants may be exercised only for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the warrants. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect our initial business combination.

The holders of the insider shares are entitled to demand that we register the resale of the insider shares and the holders of the private warrants are entitled to demand that we register the resale of the private warrants (and underlying securities) and any securities our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct save as disclosed in the prospectus from our initial public offering or our memorandum and articles of association.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination within 24 months, this will trigger an automatic redemption of public shareholders from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, ESOF has agreed that it will be liable to us for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If we are deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination within 24 months from the closing of our initial public offering, and instead distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The requirement that we complete our initial business combination within 24 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating our initial business combination.

We have 24 months from the closing of our initial public offering to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may qualify as a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or rights, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our taxable year ended November 30, 2015 may depend on whether we qualify for the PFIC start-up exception. We likely will be a PFIC for the taxable year ended November 30, 2015, unless we complete our initial business combination before the end of our taxable year ending November 30, 2016 and are not treated as a PFIC for either of our taxable years ending November 30, 2015 or November 30, 2016. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable “qualified electing fund” election, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service, or the IRS, were to disagree with the U.S. federal income tax consequences described herein or in our registration statement.

We have not sought a ruling from the IRS as to any U.S. federal income tax consequences described herein or in our registration statement. The IRS may disagree with the descriptions of U.S. federal income tax consequences contained herein or in our registration statement, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described herein or in our registration statement. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our ordinary shares and units, including the applicability and effect of state, local or non-U.S. tax laws, as well as U.S. federal tax laws.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the British Virgin Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and
•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;
•	the judgment is final and for a liquidated sum;
•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;
•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;
•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and
•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, the provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own 20% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares more easily that many blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder if we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards as issued by the IASB, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

There is currently a limited market for our securities and an active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Although our securities are listed on the Nasdaq Capital Market, there is currently a limited market for our securities. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Although listed on the Nasdaq Capital Market, an active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from the Nasdaq Capital Market for any reason, and are quoted on the OTC Bulletin Board, the liquidity and price of our securities may be more limited than if we were listed on the Nasdaq Capital Market or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Target businesses in the natural resources sector are subject to special considerations and risks.

Business combinations with companies with operations in the metals and mining industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in this industry, certain events may cause a decline in the prices of certain natural resources, and a corresponding decline in the value of a target business’s assets, which could adversely affect our ability to identify an initial business combination or the operation and profitability of our post-combination business. Such events include:

•	Distress Sales: The possibility of large-scale distress sales of certain natural resources, such as gold and/or precious metals resources equities, in times of crisis could have a negative impact on the target business. For example, the 2008 financial credit crisis resulted in significantly depressed prices of precious metals resources as well as precious metals resources equities largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds. Although the price of gold rapidly recovered, there is no assurance that this would occur in the future. Crises in the future may impair natural resources’ price performance which could, in turn, adversely affect an investment in the target business.

•	Large sales by the official sector: A significant portion of the aggregate world holdings of many precious metals is owned by governments, central banks and related institutions. Should these institutions decide to sell in amounts large enough to cause a decline in the price of precious metals, the value of the target business’s assets could be adversely affected.

•	A significant increase in hedging activity by producers: Should there be an increase in the level of hedge activity of producing companies, it could cause a decline in world prices, adversely affecting the target business.

•	A significant change in the attitude of speculators and investors towards certain natural resources: Should the speculative community take a negative view towards one or more natural resources, it could cause a decline in world prices, negatively impacting the performance of the target business.

•	Rising interest rates and low cost of borrowing precious metals: A combination of rising interest rates and a continuation of the current low cost of borrowing precious metals could improve the economics of selling precious metals forward. This could result in an increase in hedging by precious metals mining companies and short selling by speculative interests, which could negatively affect the price of precious metals. Under such circumstances, the value of the target business’s assets could be similarly affected.

We may seek a target business involved in natural resources exploration and development, which involves a high degree of risk and could negatively impact the operations and profitability of our post-combination business.

We will seek investments in companies that may engage in natural resources exploration and development, with a focus on precious and base metals, many of which have no net revenues and little or no gross income. Resource exploration and development involves a high degree of risk and requires significant capital investment over a number of years. Few properties that are explored are ultimately developed into producing mines. There is no assurance that any exploration activities will result in discoveries of resources. There is also no assurance that if discovered, the resources would be economical for commercial purposes. Discovery of natural resources, although significantly influenced by the technical skill of the personnel involved, is dependent upon a number of factors. As a result, it is possible that we may lose some or all of the value of assets that we invest in such target business. Companies that engage in resource exploration and development also are likely to require additional funding to complete their exploration and development activities. Each time a company goes to the markets for funding, it will dilute the target business’s investment in that company.

Regulatory and legal risks specific to natural resources investing

Natural resources investments may become subject to regulation by governments and agencies of the localities in which they operate. New and existing regulations, changing governmental and regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on our ability to identify a business combination target. Furthermore, there can be no assurance that government action, new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact our investment in a target business if such changes occur after we consummate our initial business combination.

Risks Associated with Acquiring and Operating a Business outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact redeemed into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact redeemed into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually redeem the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently maintain our principal executive offices at c/o TEG, 700 Madison Avenue, 5th Floor, New York, New York 10065. The cost for this space is included in the $10,000 per-month fee TEG, an affiliate of our sponsor, charges us for general and administrative services pursuant to a letter agreement between us and TEG. We believe, based on rents and fees for similar services in New York, New York, that the fee charged by TEG is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.     Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the ten years preceding the date of this report.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of ordinary share and one warrant and trades on the Nasdaq Capital Market under the symbol “ELECU”. The ordinary shares and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “ELEC” and “ELECW,” respectively, on August 12, 2015. Each warrant entitles the holder to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as described in our registration statement. Warrants may be exercised only for a whole number of ordinary shares. The warrants will expire five years after the completion of our initial business combination unless redeemed earlier.

The following table shows, for the periods indicated, the high and low bid prices per share of our units, ordinary shares and warrants as reported by Nasdaq. Prior to June 11, 2015, there was no established public trading market for our securities.

Quarter Ended	Units		Ordinary Shares				Warrants
	High	Low	High		Low		High	Low
2015

Third Fiscal Quarter (June 1, 2015 to August 31, 2015)(1)	$10.101	$9.95	N/A	(2)	N/A	(2)	$0.50	$0.19

Fourth Fiscal Quarter (September 1, 2015 to November 30, 2015)	$10.09	$9.87	$9.85		$9.50		$0.30	$0.19

(1)	The high and low bid prices for our units are for the period commencing June 11, 2015, the first day of public trading for our units, and for our ordinary shares and warrants are for the period commencing August 12, 2015, the date that the ordinary shares and warrants began trading separately.
(2)	There were no reported trades of our ordinary shares during this quarter.

Holders of Record

On February 24, 2016, there was one holder of record of our units, three holders of record of our warrants and seven holders of record of our ordinary shares. Such numbers do not include beneficial owners holding units through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

Other than as previously reported on a current report on Form 8-K, none.

Use of Proceeds from our Initial Public Offering

On June 16, 2015, we closed our initial public offering of 20,000,000 units, with each unit consisting of one ordinary share and one warrant to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as described in our registration statement. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $200,000,000. The securities sold in our initial public offering were registered under our registration statement. The SEC declared our registration statement effective on June 10, 2015.

We received net proceeds of approximately $201,175,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) and the simultaneous sale of 14,050,000 private placement warrants at a price of $0.50 per warrant, net of the non-deferred portion of the underwriting commissions and underwriter advisory fees of $5,250,000 and offering costs and other expenses of approximately $600,000. Of those net proceeds, a total of $6,750,000 is attributable to the deferred underwriting discounts and underwriter advisory fees, which have been deferred until the consummation of our initial business combination. $200,000,000 of the net proceeds were deposited in a trust account. Except for a portion of the interest earned on the funds held in the trust account that may be released to us to pay any income or other tax obligations, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination within 24 months from the closing of our initial public offering. If we do not complete a business combination by that date, we will distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. The remaining net proceeds (approximately $1.1 million) not held in the trust account became available to use to cover operating expenses.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K as of and for the period ended November 30, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Form 10-K.

Balance Sheet Data:
Cash	$864,561
Cash and investments held in Trust Account	$200,061,928
Total assets	$201,049,796
Ordinary shares subject to possible redemption	$189,191,703

Ordinary shares at November 30, 2015 (excluding 18,919,170 shares subject to redemption)	6,080,830
Total shareholders’ equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(340,347)
Net cash used in investing activities	$(200,061,928)
Net cash provided by financing activities	$201,266,836

Statement of Operations Data:
Operating expenses	$(326,965)
Loss from operations	$(326,965)
Interest income	$61,928
Net loss attributable to ordinary shares not subject to possible redemption	$(265,037)

Net loss per share, excluding shares subject to possible redemption, basic and diluted	$(0.05)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption, basic and diluted	4,948,430

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated in the British Virgin Islands with limited liability (meaning our public shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount paid for their shares) formed on December 12, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search for target businesses that operate in the metals and mining industry and, in particular, with an emphasis on gold and other precious metals.

We intend to utilize cash derived from the net proceeds of our initial public offering and the private placement of the private warrants, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. The issuance of additional ordinary shares or preferred stock in our initial business combination:

•	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

For the period from December 12, 2014 (inception) through November 30, 2015, we had a net loss of $265,037 and incurred costs of $12,596,191 related to our initial public offering which have been charged to shareholders’ equity.

Our entire activity from December 12, 2014 (inception) through June 16, 2015, was in preparation for the initial public offering, which was consummated on that date. Since that date, we have engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our initial public offering.

Liquidity and Capital Resources

On June 16, 2015, we consummated our initial public offering of 20,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the initial public offering, we consummated the private sale of an aggregate of 14,050,000 warrants, each exercisable to purchase one-half of one ordinary share at $5.75 per half share, to the Sponsor and an entity controlled by one of our directors at a price of $0.50 per warrant, generating gross proceeds of $7,025,000. We received net proceeds from the initial public offering and the sale of the Private Placement Warrants of approximately $201,175,000, net of the non-deferred portion of the underwriting commissions and fees of $5,250,000 and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the initial public offering and a discussion of the use of such proceeds, refer to Note 3 and Note 5 of the audited financial statements included elsewhere in this report. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

As of November 30, 2015, $200,061,928 was held in the Trust Account and we had cash outside of trust of $864,561 and $108,092 in accounts payable, accrued expenses and due to affiliates. Through November 30, 2015, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

Off-Balance Sheet Arrangements; Contractual Obligations

As of November 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to The Electrum Group LLC, an affiliate of our sponsor, for office space, utilities, secretarial and administrative services, effective as of June 10, 2015, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 — Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $200,000,000 of the net offering proceeds from our initial public offering (which includes $5,062,500 of the proceeds attributable to the deferred underwriters’ discount and $1,687,500 of the proceeds attributable to a deferred advisory fee payable to one of the underwriters of our initial business combination, in each case upon our consummation of an initial business combination) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of November 30, 2015, the balance of the trust account was $200,061,928. We may only invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The following tables present selected unaudited quarterly financial data of the Company for the period from December 12, 2014 (inception) to November 30, 2015.

	Period from December 12, 2014 (inception) to November 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended November 30, 2015

Operating expenses	$12,781	$50	$156,807	$157,327	$326,965
Loss from operations	(12,781)	(50)	(156,807)	(157,327)	(326,965)
Other Income:
Interest income	-	-	27,657	34,271	61,928
Net income	$(12,781)	$(50)	$(129,150)	$(123,056)	$(265,037)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	3,737,500	3,987,500	5,829,091	6,080,830	4,948,430

Balance Sheet Data (at period end)
Cash	$-	$25,565	$1,024,009	$864,561	$864,561
Investments and cash held in Trust Account	-	-	200,027,657	200,061,928	200,061,928
Total Assets	-	367,005	201,191,137	201,049,796	201,049,796
Deferred underwriting compensation	-	-	6,750,000	6,750,000	6,750,000
Total Liabilities	12,781	351,904	6,876,377	6,858,092	6,858,092
Ordinary shares subject to possible redemption	-	-	189,314,759	189,191,703	189,191,703
Equity	$(12,781)	$15,101	$5,000,001	$5,000,001	$5,000,001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.   Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Thomas S. Kaplan	53	Chairman of the Board
Eric N. Vincent	50	Chief Executive Officer
Dwight W. Anderson	48	Director
David W. Peat	63	Director
Thomas A. Ronzetti III	51	Director
Marc S. Goodman	67	Director
Diana J. Walters	52	Director

Thomas S. Kaplan has served as our Chairman since inception. Mr. Kaplan is the founder of TEG and has served as its chairman and chief investment officer since May 2011. Mr. Kaplan possesses a track record of more than 20 years as a successful investor and entrepreneur in the resources sector. In 1993, he founded Apex Silver Mines, or Apex, to capitalize on the improving supply/demand fundamentals of metals. While he was chief executive officer and chairman of Apex, Mr. Kaplan’s team discovered and financed the San Cristóbal deposit in Bolivia, now one of the largest producers of silver and zinc in the world. In 2003, TEG and Mr. Kaplan became the largest investor in African Platinum Plc. (then known as Southern African Resources Plc.), enabling it to explore and develop one of the largest platinum group metals projects in South Africa. Also in 2003, Mr. Kaplan founded Leor Exploration and Production LLC, or Leor, which became one of the fastest-growing privately held hydrocarbon exploration and production companies in the United States. In 2007, Leor’s natural gas assets were sold to EnCana Oil & Gas (USA) Inc. for $2.55 billion. Mr. Kaplan has served as chairman of the board of directors of NovaGold Resources Inc. (NYSE-MKT, TSX: NG) since November 2011. Mr. Kaplan served as chairman of the board of directors of NovaCopper Inc. (NYSE-MKT, TSX: NCQ) from January 2012 to June 2015. Mr. Kaplan is co-founder and executive chairman of Panthera Corporation, the leading charity devoted to preserving big cats and their ecosystems around the globe. Mr. Kaplan also founded and is a director of Project Orianne, a public charity that focuses on preserving long-leaf pine forests in the Southeastern United States. Mr. Kaplan holds a Ph.D. in History from Oxford University, where he also received a Master of Arts and Bachelor of Arts in the same subject.

We believe that Mr. Kaplan is qualified to serve on our board of directors because of his extensive private investment experience, and his experience in the areas of finance and the mining industry.

Eric N. Vincent has served as our Chief Executive Officer from our inception and served as a director from our inception until April 2015. Mr. Vincent has served as the chief executive officer of TEG since November 2012 and has over 18 years of experience building, growing and managing alternative asset management firms. Mr. Vincent previously served as president of Ospraie Management, LLC, or Ospraie, from January 2004 to October 2011. He was integral in developing the long-term strategy for the firm and in its rapid growth from $1 billion to over $9 billion in assets under management. During his tenure, Mr. Vincent drove the successful creation and capitalization of new investment products and negotiated key strategic investments in the firm by Lehman Brothers and Credit Suisse. From 2007 through 2009, Mr. Vincent served as chairman of the board of directors of the Managed Funds Association, the leading trade association representing the U.S. hedge fund industry. As chairman, he served as an industry liaison to the Treasury, Federal Reserve, SEC, Commodity Futures Trading Commission, or CFTC, and to Congressional representatives focused on regulatory oversight of the financial services industry. Prior to joining Ospraie, Mr. Vincent served as chief operating officer and general counsel of the investment firm RHG Capital, L.P. Previously, he was a partner at Omega Advisors, Inc. Mr. Vincent began his career as an attorney at Cravath, Swaine & Moore. He has served as a director, audit committee chairman and compensation committee member of Tintina Resources Inc. (CVE: TAU) since April 2013. Mr. Vincent has served on the board of directors of Sunshine Silver Mining & Refining Corporation since March 2015 and Electrum Ltd. since July 2013. Mr. Vincent was previously a member of the Global Markets Advisory Committee of the CFTC and a member of the Investor Advisory Group of the Public Company Accounting Oversight Board. Mr. Vincent holds a Juris Doctor degree from Harvard Law School and a Bachelor of Arts degree from Williams College.

Dwight W. Anderson has served on our board of directors since the completion of our initial public offering in June 2015. Mr. Anderson is the Managing Partner of Ospraie Management LLC, which actively invests in commodity markets and basic industries worldwide based on fundamental, bottom-up research. Mr. Anderson currently serves as Portfolio Manager of two absolute return hedge funds at Ospraie and Co-Portfolio Manager of the Firm’s Private Equity fund. Mr. Anderson has been focused on investing in basic industry companies and commodity markets for nearly 20 years. He launched Ospraie in 1999 in partnership with Tudor Investment Corporation, where he served as Head of the Basic Industries Group, before establishing Ospraie Management, LLC as an independent firm in 2004. Prior to joining Tudor, Mr. Anderson was a Managing Director in charge of Basic Industries and Commodities Group at Tiger Management. Mr. Anderson currently serves on the board of directors of Adecoagro S.A. (NYSE: AGRO), a South American agricultural company. Mr. Anderson holds an MBA from the University of North Carolina and an AB in History from Princeton University. The University of North Carolina awarded Mr. Anderson with its Kenan-Flagler Young Alumni Award 2000 and its MBA Alumni Merit Award in 2007. In 2008, Mr. Anderson was inducted by NYU into Sir Harold Acton Society. Mr. Anderson is certified in production and inventory management by the APICS. Mr. Anderson serves on the Board of Trustees of NYU Langone Medical Center and UNC Kenan Flagler Business School.

We believe that Mr. Anderson is qualified to serve on our board of directors because of his extensive private investment experience, and his experience in the areas of finance and the mining industry.

David W. Peat has served on our board of directors since the completion of our initial public offering in June 2015. Mr. Peat has over 30 years of executive experience in financial leadership in support of mining corporations. Mr. Peat has held multiple executive positions, including as vice president and chief financial officer of Frontera Copper Corporation from 2006 through 2009; vice president and global controller of Newmont Mining Corporation from 2002 through 2004; and vice president of finance and chief financial officer of Homestake Mining from 1999 through 2002. Mr. Peat began his career at Price Waterhouse in Toronto and he has been a member of the Chartered Professional Accountants of Ontario (formerly known as the Institute of Chartered Accountants of Ontario) since 1978. Mr. Peat has served as a director and chairman of the audit committee of AQM Copper Inc. (CVE: AQM), a publicly traded copper exploration and development company, and Fortune Bay Corp. (TSX: FOB), a publicly traded gold exploration and development company, since May 2014 and March 2014, respectively. He has also served as a director and chairman of the audit committee of the Sunshine Silver Mining & Refining Corporation, a privately held silver exploration and development company, and Gabriel Resources Ltd. (TSE: GBU), a publicly traded gold exploration and development company, since September 2011 and June 2010, respectively. Mr. Peat previously served as a director of Brigus Gold Corporation from May 2006 to March 2014. Mr. Peat holds a Bachelor of Arts in Economics from the University of Western Ontario, and a Bachelor of Commerce, with Honors in Business Administration, from the University of Windsor, Ontario.

We believe that Mr. Peat is qualified to serve on our board of directors because of his extensive private investment experience, and his experience in the areas of finance, the mining industry, accounting and financial reporting.

Thomas A. Ronzetti III has served on our board of directors since the completion of our initial public offering in June 2015. Mr. Ronzetti is a shareholder and head of the commercial and complex litigation department of Kozyak Tropin & Throckmorton, LLP, a law firm specializing in litigation involving fraud and professional misconduct, where he has served since 2001. Mr. Ronzetti previously served as an assistant county attorney for Miami-Dade County. Mr. Ronzetti holds a Bachelor of Arts in Economics from Duke University and a Juris Doctor from the University of Miami School of Law, where he has taught as an adjunct professor since 1992.

We believe that Mr. Ronzetti is qualified to serve on our board of directors because of his experience in risk assessment, fraud prevention and professional responsibilities.

Marc S. Goodman has served on our board of directors since the completion of our initial public offering in June 2015. Since April 2014, Mr. Goodman has served as Managing Director of Conyers Consulting Group, a consulting firm for asset management companies that he co-founded in 2014. Since January 2015, he has also served as a Partner in Multistrat Holdings Ltd., which works with asset managers and family offices interested in exploring opportunities in the reinsurance industry. From 1983 until March 2014, Mr. Goodman served in several senior executive positions, most recently as Co-Executive Chairman and Co-Chief Investment Officer, with Kenmar Olympia Group, an alternative investment firm that he co-founded in 1983. Prior to that, he was a Vice President and Director at Pasternak Baum and Co., Inc., a global dealer of cash commodities. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a BBA degree and an MBA in Finance and Investments. He was awarded an Economics and Finance Department Fellowship during his studies.

We believe that Mr. Goodman is qualified to serve on our board of directors because of his extensive private investment and business experience.

Diana J. Walters has served on our board of directors since the completion of our initial public offering in June 2015. Ms. Walters has 27 years of experience in the Natural Resources sector, as an investment manager, an investment banker and in operating roles. She served as the President and Chief Executive Officer of Liberty Metals & Mining Holdings, LLC and as a member of senior management of Liberty Mutual Asset Management from January 2010 to September 2014. She was a Managing Partner of Eland Capital, LLC, a natural resources advisory firm founded by her, from 2007 to 2010. Ms. Walters has extensive investment experience with both debt and equity through various previous leadership roles at Credit Suisse, HSBC and other firms. She also served as Chief Financial Officer of Tatham Offshore Inc., an independent oil and gas company. Ms. Walters currently serves on the board of directors of Platinum Group Metals (NYSE MKT: PLG), a mining company. Ms. Walters graduated with Honors from the University of Texas at Austin with a BA in Plan II Liberal Arts and an MA in Energy and Mineral Resources.

We believe that Ms. Walters is qualified to serve on our board of directors because of her extensive private investment experience, and her experience in the areas of finance and the mining industry.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Peat and Ronzetti, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Walters and Mr. Goodman, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Kaplan and Anderson, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, one or more vice-presidents, secretaries and treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Our audit committee consists of Ms. Walters and Messrs. Peat and Goodman, each of whom is an independent director under the applicable standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	reviewing and discussing with management and our independent auditor our quarterly financial statements prior to the filing of our Form 10-Qs, including the results of the independent auditor’s review of the quarterly financial statements;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

We have determined that each of the members of our audit committee are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Peat qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Ms. Walters and Messrs. Goodman and Ronzetti, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our compensation committee consists of Ms. Walters and Messrs. Goodman and Ronzetti, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind will be paid to our sponsor or officers or directors, or any of their respective affiliates, prior to or in connection with the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our audit committee charter, our nominating committee charter and our compensation committee charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended November 30, 2015, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Pursuant to an administrative services agreement dated June 10, 2015, we pay TEG, an affiliate of our sponsor, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. This agreement will terminate upon completion of our initial business combination or our liquidation, at which time we will cease paying these monthly fees. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors with compensation in lieu of a salary. Such individuals will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a current report on Form 8-K, as required by the SEC.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 24, 2016, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 25,000,000 ordinary shares outstanding on February 24, 2016. Unless otherwise indicated, the business address of each of the persons and entities in the following table is 700 Madison Avenue, 5th Floor, New York, New York 10065.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares

ESAC Holdings LLC(1)	4,545,055	18.2%

Thomas S. Kaplan(1)	4,545,055	18.2%

Eric N. Vincent(1)	4,545,055	18.2%

David W. Peat	26,666	*

Dwight W. Anderson(2)	348,281	1.4%

Thomas A. Ronzetti III	26,666	*

Marc S. Goodman	26,666	*

Diana J. Walters	26,666	*

All directors and executive officers as a group (seven individuals)(1)	5,000,000	20.0%

*	Less than 1%.

(1)	Represents shares held directly by ESAC Holdings LLC, our sponsor. ESOF is the managing member of ESAC Holdings LLC and the majority owner of ESAC Holdings LLC and 15.3% of ESAC Holdings LLC is owned by Joshua A. Fink, the Vice Chairman of TEG. The general partner of ESOF is Electrum Strategic Opportunities Fund GP L.P., or ESOF GP, and the general partner of ESOF GP is ESOF GP Ltd. The directors of ESOF GP Ltd. are Thomas S. Kaplan, Eric N. Vincent, Michael H. Williams and Andrew M. Shapiro. Consequently, Messrs. Kaplan, Vincent, Williams and Shapiro may be deemed to share voting and dispositive control over the securities held by our sponsor, and thus to share beneficial ownership of such securities. Each of Messrs. Kaplan, Vincent, Williams and Shapiro disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(2)	Represents shares held directly by Ospraie Partners LLC, an entity controlled by Mr. Anderson.
(3)	Includes 4,545,055 shares held directly by ESAC Holdings LLC, our sponsor, as described in footnote (1) above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 12, 2014, our sponsor subscribed for an aggregate of 3,737,500 of our ordinary shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Such shares became fully paid on April 8, 2015, following the payment of the purchase price therefor. On April 22, 2015, we effected a bonus share issue of 0.03655250836 ordinary shares for each outstanding ordinary share, resulting in our sponsor owning an aggregate of 3,874,115 insider shares. Also on April 22, 2015, our four independent directors purchased an aggregate of 92,000 of our ordinary shares, and an entity controlled by Dwight W. Anderson (another of our directors) purchased an aggregate of 346,385 of our ordinary shares, for an aggregate purchase price of approximately $2,932, or approximately $.007 per share. On June 10, 2015, the entity controlled by Mr. Anderson sold 45,994 of its ordinary shares to our sponsor, at the original purchase price, and on the same date we effected a bonus share issue of 0.16666666666667 ordinary shares for each outstanding ordinary share. As a result, our sponsor owned 4,573,461 ordinary shares, the entity controlled by Mr. Anderson owned 350,457 ordinary shares, and each of our four independent directors owned 26,833 ordinary shares.

Upon the closing of our initial public offering, the underwriters exercised their over-allotment option in part and notified us that they would not be exercising the remainder of their over-allotment option. As a result, the initial shareholders forfeited an aggregate of 31,250 ordinary shares.

Simultaneously with the closing of our initial public offering, our sponsor and its designees and an entity controlled by one of our director nominees purchased from us an aggregate of 14,050,000 private placement warrants for a total purchase price of $7,025,000, in a private placement. Each private placement warrant entitles the holder to purchase of one-half of one ordinary share at $5.75 per half share. Continental Stock Transfer & Trust Company deposited the purchase price into our trust account simultaneously with the consummation of the initial public offering. The private placement warrants are identical to the warrants included in the units sold in our initial public offering except the private placement warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders have agreed not to transfer, assign or sell any of the private warrants or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 days after the completion of our initial business combination.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a non-interest bearing promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private warrants at a price of $0.50 per warrant. Our shareholders have approved the issuance of the warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our insider shares, as well as the holders of the private placement warrants (and underlying securities) and any securities our sponsor, officers, directors, special advisors or their respective affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into on June 10, 2015. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of November 30, 2015, an affiliate of our sponsor is owed $60,095 for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

TEG has agreed that, commencing on June 10, 2015 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay TEG $10,000 per month for these services. Our Chairman of the Board, Thomas S. Kaplan, is the Chairman and Chief Investment Officer of TEG, and our Chief Executive Officer, Eric N. Vincent, is the Chief Executive Officer of TEG. Accordingly, our officers and directors will benefit from the transaction to the extent of their interest in TEG. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors with compensation in lieu of a salary. We believe, based on rents and fees for similar services in New York, New York, that the fee charged by TEG is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind will be paid to any of our sponsor, officers, directors, special advisors or their respective affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a current report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Walters and Messrs. Peat, Ronzetti and Goodman are “independent directors” as defined in the Nasdaq listing.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by WithumSmith+Brown, PC from inception (December 12, 2014) through November 30, 2015 are as follows:

For the Period from December 12, 2014 (Inception) through November 30, 2015
Audit Fees(1)	$80,000
Audit-Related Fees(2)	$0
Tax Fees(3)	$0
All Other Fees(4)	$0
Total	$80,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.
(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. All services listed above performed by the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were pre-approved by the committee pursuant to the de minimis exception established by the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)     Financial Statements

(2)     Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)    Exhibits: The accompanying Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRUM SPECIAL ACQUISITION CORPORATION

By:	/s/ Eric N. Vincent
Eric N. Vincent
Chief Executive Officer and Secretary
(principal executive officer and principal financial and accounting officer)

Date: February 24, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Kaplan and Eric N. Vincent, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas S. Kaplan	Chairman of the Board	February 24, 2016
Thomas S. Kaplan

/s/ Eric N. Vincent	Chief Executive Officer and Secretary	February 24, 2016
Eric N. Vincent	(principal executive officer and principal financial and accounting officer)

/s/ Dwight W. Anderson	Director	February 24, 2016
Dwight W. Anderson

/s/ David W. Peat	Director	February 24, 2016
David W. Peat

/s/ Thomas A. Ronzetti III	Director	February 24, 2016
Thomas A. Ronzetti III

/s/ Marc S. Goodman	Director	February 24, 2016
Marc S. Goodman

/s/ Diana J. Walters	Director	February 24, 2016
Diana J. Walters

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Underwriting Agreement, dated June 10, 2015, by and between the Company and Cantor Fitzgerald & Co.
3.1	(1)	Amended and Restated Memorandum and Articles of Association.
4.1	(1)	Warrant Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.1(a)	(1)	Letter Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and Electrum Strategic Opportunities Fund L.P.
10.1(b)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas S. Kaplan.
10.1(c)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Eric N. Vincent.
10.1(d)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.1(e)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Dwight W. Anderson.
10.1(f)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Marc S. Goodman.
10.1(g)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and David W. Peat.
10.1(h)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas A. Ronzetti III.
10.1(i)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Diana J. Walters.
10.2	(1)	Investment Management Trust Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.3	(1)	Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.4	(1)	Amended and Restated Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and ESAC Holdings LLC.
10.5	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and The Electrum Group LLC regarding administrative support.
10.6	(1)	Registration Rights Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and the other parties thereto.
10.7	(2)	Form of Indemnity Agreement.
14	(3)	Code of Ethics.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Compensation Committee Charter.
99.3	(3)	Nominating Committee Charter.
31.1	*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 16, 2015.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 9, 2015.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 4, 2015.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electrum Special Acquisition Corporation

We have audited the accompanying balance sheet of Electrum Special Acquisition Corporation (the “Company”), as of November 30, 2015, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from December 12, 2014 (inception) to November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrum Special Acquisition Corporation as of November 30, 2015, and the results of its operations and its cash flows for the period from December 12, 2014 (inception) to November 30, 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

New York, New York
February 22, 2016

Electrum Special Acquisition Corporation

Balance Sheet

November 30, 2015

Assets
Current Assets:
Cash	$864,561
Prepaid expenses	82,396
Total Current Assets	946,957

Prepaid expenses – long term	40,911
Trust account	200,061,928

Total Assets	$201,049,796

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$47,997
Due to affiliate	60,095
Total Current Liabilities	108,092

Deferred underwriting compensation	6,750,000

Total Liabilities	6,858,092

Ordinary shares subject to possible redemption: 18,919,170 shares (at a redemption value of approximately $10 per share)	189,191,703

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value, unlimited shares authorized, 6,080,830 shares issued and outstanding (excluding 18,919,170 shares subject to redemption)	5,265,038
Accumulated deficit	(265,037)

Total Shareholders’ Equity	5,000,001

Total Liabilities and Shareholders’ Equity	$201,049,796

See accompanying notes to financial statements.

F-3

Electrum Special Acquisition Corporation

Statement of Operations

For the period from December 12, 2014 (date of inception) to November 30, 2015

Revenue	$-
Operating expenses	326,965
Loss from operations	(326,965)

Interest income	61,928
Net loss attributable to ordinary shares	$(265,037)

Weighted average number of ordinary shares outstanding	4,948,430
Basic and diluted net loss per share	$(0.05)

See accompanying notes to financial statements

Electrum Special Acquisition Corporation

Statement of Shareholders’ Equity

For the period from December 12, 2014 (date of inception) to November 30, 2015

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Sale of ordinary shares to initial shareholders on April 8, 2015 at $0.00669 per share	3,737,500	$25,000	$-	$25,000

Bonus share issuance on April 22, 2015 of 0.03655250836 for each outstanding ordinary share	136,615	-	-	-

Sale of ordinary shares on April 22, 2015 at $0.00669 per share	438,385	2,932	-	2,932

Bonus share issuance on June 10, 2015 of 0.16666666666667 for each outstanding ordinary share	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,919,170)	(189,191,703)	-	(189,191,703)

Net loss	-	-	(265,037)	(265,037)
Balance, as of November 30, 2015	6,080,830	$5,265,038	$(265,037)	$5,000,001

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation

Statement of Cash Flows

For the period from December 12, 2014 (date of inception) to November 30, 2015

Cash Flows From Operating Activities:
Net loss	$(265,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(123,307)
Increase in accounts payable and accrued expenses	47,997
Net cash used in operating activities	(340,347)

Cash Flows From Investing Activities:
Proceeds deposited in Trust Account	(200,000,000)
Interest reinvested in Trust Account	(61,928)
Net cash used in investing activities	(200,061,928)

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	27,932
Proceeds from sales of units in Public Offering, net of offering expenses paid	194,153,809
Proceeds from sale of warrants	7,025,000
Proceeds from due to affiliate	60,095
Net cash provided by financing activities	201,266,836

Increase in cash	864,561

Beginning cash	-

Ending cash	$864,561

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters’ compensation	$6,750,000

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) and pursuant to the rules of the SEC. The accompanying financial statements recognize December 12, 2014 as our date of inception.

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

2. Summary of Significant Accounting Policies – (continued)

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share’’. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At November 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Offering costs

Offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Offering. Offering costs amounting to $12,596,191 were charged to shareholders’ equity upon completion of the Offering.

Cash and securities held in Trust Account

At November 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

2. Summary of Significant Accounting Policies – (continued)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2015, the ordinary shares subject to possible redemption in the amount of $189,191,703 (or 18,919,170 shares) are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of November 30, 2015. No amounts were accrued for the payment of interest and penalties at November 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accounts payable, accrued expenses and due to affiliate

Accounts payable and accrued expenses represent amounts the Company owes to its vendors as of the balance sheet date. Due to affiliate represents general and administrative costs, professional fees and due diligence costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

2. Summary of Significant Accounting Policies – (continued)

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

3. Public Offering (continued)

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

On April 22, 2015, the Company effected a bonus share issue of 0.03655250836 ordinary shares for each outstanding ordinary share, resulting in the Sponsor owning an aggregate of 3,874,115 Insider Shares. Also on April 22, 2015, our four independent directors purchased an aggregate of 92,000 of our Insider Shares, and an entity controlled by another director purchased an aggregate of 346,385 of our Insider Shares, for an aggregate purchase price of approximately $2,932, or approximately $0.00669 per share. The Company accounted for the bonus share issue as a share dividend in form because the total issuance of additional shares was less than 20% of the number of previously outstanding shares.

On June 10, 2015, the entity controlled by a director transferred 45,994 of its 346,385 shares to the Sponsor for a price equal to the original subscription cost of approximately $0.00669 per share, resulting in the Sponsor owning 3,920,109 Insider Shares. Also on June 10, 2015, the Company effected a bonus share issue of 0.16666666666667 ordinary shares for each outstanding ordinary share, resulting in the Sponsor owning an aggregate of 4,573,461 Insider Shares, each of the four independent directors owning 26,833 Insider Shares, and an entity controlled by another director owning 350,457 Insider Shares. The Company accounted for this bonus share issue as a share dividend in form because the total issuance of additional shares was less than 20% of the number of previously outstanding shares.

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

4. Related Party Transactions (continued)

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

As of November 30, 2015, an affiliate of our sponsor is owed $60,095 for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. Total fees paid under this agreement were $56,666 for the period from December 12, 2014 (date of inception) through November 30, 2015.

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

6. Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Public Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of November 30, 2015, the balance in the Trust Account was $200,061,928.

As of November 30, 2015, the Company’s Trust Account consisted of $199,999,197 in U.S. Treasury Bills, $61,764 in accrued interest and $967 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 30, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2015

6. Trust Account (continued)

The gross holding losses and fair value of held-to-maturity securities at November 30, 2015 is as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
U.S. Treasury Securities (Mature on 12/24/2015)	$200,060,961	$(4,966)	$200,055,995

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	November 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,061,928	$200,061,928	$-	$-

8. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At November 30, 2015, there were 25,000,000 shares issued and outstanding which includes 18,919,170 shares subject to possible redemption.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At November 30, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

