Form 10-Q
period 2016-02-29
Electrum Special Acquisition Corp
filed 2016-04-14
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

The number of ordinary shares outstanding as of April 11, 2016 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	February 29, 2016	November 30, 2015
	(unaudited)
Assets
Current Assets:

Cash	$658,319	$864,561
Prepaid expenses	146,547	82,396
Total Current Assets	804,866	946,957

Prepaid expenses – long term	21,532	40,911
Trust account	200,224,898	200,061,928

Total Assets	$201,051,296	$201,049,796

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$59,268	$47,997
Due to affiliate	103,880	60,095
Total Current Liabilities	163,148	108,092

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	6,913,148	6,858,092

Ordinary shares subject to possible redemption: 18,913,815 and 18,919,170 shares (at a redemption value of approximately $10 per share) at February 29, 2016 and November 30, 2015, respectively	189,138,147	189,191,703

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,086,185 and 6,080,830 shares issued and outstanding (excluding 18,913,815 and 18,919,170 shares subject to redemption) at February 29, 2016 and November 30, 2015, respectively	5,318,594	5,265,038
Accumulated deficit	(318,593)	(265,037)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$201,051,296	$201,049,796

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended February 29, 2016	December 12, 2014 (date of inception) to February 28, 2015
Revenue	$-	$-
Operating expenses	216,526	12,781
Loss from operations	(216,526)	(12,781)

Interest income	162,970	-
Net loss attributable to ordinary shares	$(53,556)	$(12,781)

Weighted average number of ordinary shares outstanding	6,086,185	3,757,500
Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from December 12, 2014 (date of

inception) to February 29, 2016

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of December 12, 2014 (date of inception)	-	$-	$-	$-

Sale of ordinary shares to initial shareholders	3,737,500	25,000	-	25,000

Net loss	-	-	(12,781)	(12,781)
Balance, as of February 28, 2015	3,737,500	25,000	(12,781)	12,219

Bonus share issuance	136,615	-	-	-

Sale of ordinary shares	438,385	2,932	-	2,932

Bonus share issuance	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,919,170)	(189,191,703)	-	(189,191,703)

Net loss	-	-	(252,256)	(252,256)
Balance, as of November 30, 2015	6,080,830	5,265,038	(265,037)	5,000,001

Changes in ordinary shares subject to possible redemption	5,355	53,556	-	53,556

Net loss	-	-	(53,556)	(53,556)
Balance, as of February 29, 2016	6,086,185	$5,318,594	$(318,593)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Three Months Ended February 29, 2016	December 12, 2014 (date of inception) to February 28, 2015
Cash Flows From Operating Activities:
Net loss	$(53,556)	$(12,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(44,772)	-
Increase in accounts payable and accrued expenses	11,271	-
Net cash used in operating activities	(87,057)	(12,781)

Cash Flows From Investing Activities:
Interest reinvested in Trust Account	(162,970)	-
Net cash used in investing activities	(162,970)	-

Cash Flows From Financing Activities:
Proceeds from increase in due to affiliate	43,785	12,781
Net cash provided by financing activities	43,785	12,781

Decrease in cash	(206,242)	-

Beginning cash	864,561	-

Ending cash	$658,319	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

February 29, 2016

1. Nature of Operations

Electrum Special Acquisition Corporation (the “Company,” “we,” “our” or “us”) is a blank check company incorporated in the British Virgin Islands on December 12, 2014. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business transaction, with one or more businesses or entities (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is ESAC Holdings LLC, a Delaware limited liability company (the “Sponsor”).

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

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Development stage company

The Company complies with the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

2. Summary of Significant Accounting Policies – (continued)

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At February 29, 2016 and November 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 29, 2016 and November 30, 2015, the ordinary shares subject to possible redemption in the amount of $189,138,147 and $189,191,703 (or 18,913,815 and 18,919,170 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

2. Summary of Significant Accounting Policies – (continued)

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of February 29, 2016 and November 30, 2015. No amounts were accrued for the payment of interest and penalties at February 29, 2016 and November 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Going concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and this adoption has not had a material effect on its financial position or results of operations.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

On June 16, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (“Public Units”) in the Offering, including the sale of units upon partial exercise of the underwriters’ overallotment option. Each Public Unit consists of one of the Company’s ordinary shares, no par value, and one warrant. Each warrant entitles the registered holder to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Offering or 30 days after the completion of our initial Business Combination. Warrants may be exercised only for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the warrants. The warrants will expire five years after the completion of an initial Business Combination, or earlier upon redemption, as described below.

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

In connection with the Offering, the Sponsor and its designees, and an entity controlled by one of our directors, purchased from us an aggregate of 14,050,000 warrants (“Private Warrants”) at $0.50 per warrant (for a total purchase price of $7,025,000). These purchases took place on a private placement basis simultaneously with the consummation of the Offering. Each Private Warrant is exercisable to purchase one-half of one ordinary share at $5.75 per half share. All of the proceeds received from this private placement were placed in the Trust Account.

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

4. Related Party Transactions

On April 8, 2015, our Sponsor subscribed for an aggregate of 3,737,500 of our ordinary shares (“Insider Shares”) for an aggregate purchase price of $25,000, or approximately $0.00669 per share.

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

4. Related Party Transactions – (continued)

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

On June 16, 2015, the Company’s initial shareholders forfeited an aggregate of 31,250 Insider Shares, so that the initial shareholders own 20.0% of the Company’s issued and outstanding ordinary shares after the Offering.

The Insider Shares are identical to the ordinary shares included in the units sold in the Offering. However, the holders have agreed (A) to vote the Insider Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association with respect to our pre-Business Combination activities prior to the consummation of such a Business Combination unless we provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote, (C) not to redeem any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve our proposed initial Business Combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of our memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Insider Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of our initial Business Combination or (ii) if after 150 days after our initial Business Combination, the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30 trading day period. Notwithstanding the foregoing, these transfer restrictions will be removed earlier if, after our initial Business Combination, we consummate a subsequent (i) liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property or (ii) consolidation, merger or other change in the majority of our management team.

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

As of February 29, 2016 and November 30, 2015, an affiliate of our sponsor is owed $103,880 and $60,095, respectively for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

4. Related Party Transactions – (continued)

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended February 29, 2016 and for the period from December 12, 2014 (date of inception) through February 28, 2015, total fees paid under this agreement were $30,000 and $0, respectively.

5. Deferred Underwriting Compensation

The Company is committed to pay deferred underwriting compensation (“Deferred Discount”) totaling $6,750,000 (approximately 3.375%) of the gross offering proceeds of the Offering, to the underwriters upon the Company’s consummation of the Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6. Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of February 29, 2016 and November 30, 2015, the balance in the Trust Account was $200,224,898 and $200,061,928, respectively.

As of February 29, 2016, the Company’s Trust Account consisted of $200,069,517 in U.S. Treasury Bills, $153,931 in accrued interest and $1,450 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying February 29, 2016 and November 30, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains / (losses) and fair value of held-to-maturity securities at February 29, 2016 and November 30, 2015 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains / (Losses)	Fair Value
At February 29, 2016	U.S. Treasury Securities (Mature on 6/23/2016)	$200,223,448	$56,072	$200,279,520

At November 30, 2015	U.S. Treasury Securities (Mature on 12/24/2015)	$200,060,961	$(4,966)	$200,055,995

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2016 and November 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	February 29, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,224,898	$200,224,898	$-	$-

Description	November 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,061,928	$200,061,928	$-	$-

8. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At February 29, 2016 and November 30, 2015, there were 25,000,000 shares issued and outstanding, which includes 18,913,815 and 18,919,170 shares subject to possible redemption, respectively.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At February 29, 2016 and November 30, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Electrum Special Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2015. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the quarter ended February 29, 2016, we had a net loss of $53,556 as compared to a net loss of $12,781 for the period from December 12, 2014 (inception) through February 28, 2015. The net loss in the current period consisted of $216,526 in operating costs offset by $162,970 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

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

Liquidity and Capital Resources

As of February 29, 2016, we had cash of $658,319. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

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

As of February 29, 2016, $200,224,898 was held in the Trust Account and we had cash outside of trust of $658,319 and $163,148 in accounts payable, accrued expenses and amounts due to an affiliate. Through February 29, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Off-Balance Sheet Arrangements

As of February 29, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of February 29, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through February 29, 2016, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of February 29, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our annual report on Form 10-K filed with the SEC on February 24, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed on February 24, 2016 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date:  April 14, 2016

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