Form 10-Q
period 2016-05-31
Electrum Special Acquisition Corp
filed 2016-07-15
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of ordinary shares outstanding as of July 15, 2016 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	May 31, 2016	November 30, 2015
	(unaudited)
Assets
Current Assets:

Cash	$527,766	$864,561
Prepaid expenses	126,985	82,396
Total Current Assets	654,751	946,957

Prepaid expenses – long term	2,153	40,911
Trust account	200,430,140	200,061,928

Total Assets	$201,087,044	$201,049,796

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$67,895	$47,997
Due to affiliate	57,864	60,095
Total Current Liabilities	125,759	108,092

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	6,875,759	6,858,092

Ordinary shares subject to possible redemption: 18,921,128 and 18,919,170 shares (at a redemption value of approximately $10 per share) at May 31, 2016 and November 30, 2015, respectively	189,211,284	189,191,703

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,078,872 and 6,080,830 shares issued and outstanding (excluding 18,921,128 and 18,919,170 shares subject to redemption) at May 31, 2016 and November 30, 2015, respectively	5,245,457	5,265,038
Accumulated deficit	(245,456)	(265,037)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$201,087,044	$201,049,796

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Six Months Ended May 31, 2016	December 12, 2014 (date of inception) to May 31, 2015
Revenue	$-	$-	$-	$-
Operating expenses	132,104	50	348,630	12,831
Loss from operations	(132,104)	(50)	(348,630)	(12,831)

Interest income	205,241	-	368,211	-
Net income (loss) attributable to ordinary shares	$73,137	$(50)	$19,581	$(12,831)

Weighted average number of ordinary shares outstanding	6,078,872	3,987,500	6,082,509	3,872,003
Basic and diluted net income (loss) per share	$0.01	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from December 12, 2014 (date of

inception) to May 31, 2016

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of December 12, 2014 (date of inception)	-	$-	$-	$-

Sale of ordinary shares to initial shareholders	3,737,500	25,000	-	25,000

Net loss	-	-	(12,781)	(12,781)
Balance, as of February 28, 2015	3,737,500	25,000	(12,781)	12,219

Bonus share issuance	136,615	-	-	-

Sale of ordinary shares	438,385	2,932	-	2,932

Bonus share issuance	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,919,170)	(189,191,703)	-	(189,191,703)

Net loss	-	-	(252,256)	(252,256)
Balance, as of November 30, 2015	6,080,830	5,265,038	(265,037)	5,000,001

Changes in ordinary shares subject to possible redemption	(1,958)	(19,581)	-	(19,581)

Net income	-	-	19,581	19,581
Balance, as of May 31, 2016	6,078,872	$5,245,457	$(245,456)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Six Months Ended May 31, 2016	December 12, 2014 (date of inception) to May 31, 2015
Cash Flows From Operating Activities:
Net income (loss)	$19,581	$(12,831)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(5,832)	-
Increase in accounts payable and accrued expenses	19,898	7,500
Net cash provided by (used in) operating activities	33,647	(5,331)

Cash Flows From Investing Activities:
Interest reinvested in Trust Account	(368,211)	-
Net cash used in investing activities	(368,211)	-

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares	-	25,615
Change in due to affiliate	(2,231)	110,835
Payment of deferred offering costs	-	(105,554)
Net cash provided by (used in) financing activities	(2,231)	30,896

Net increase (decrease) in cash	(336,795)	25,565

Beginning cash	864,561	-

Ending cash	$527,766	$25,565

Supplemental Schedule of Non-Cash Financing Activities:
Accrued deferred offering costs	$-	$233,569
Subscription receivable	$-	$2,317

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

May 31, 2016

1. Nature of Operations

Electrum Special Acquisition Corporation (the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’) is a blank check company incorporated in the British Virgin Islands on December 12, 2014. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business transaction, with one or more businesses or entities (‘‘Business Combination’’). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is ESAC Holdings LLC, a Delaware limited liability company (the ‘‘Sponsor’’).

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

2. Summary of Significant Accounting Policies – (continued)

Liquidation and Going Concern

If the Company does not complete a Business Combination by June 16, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share’’. Net earnings (loss) per ordinary share is computed by dividing net earnings (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At May 31, 2016 and November 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

2. Summary of Significant Accounting Policies – (continued)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2016 and November 30, 2015, the ordinary shares subject to possible redemption in the amount of $189,211,284 and $189,191,703 (or 18,921,128 and 18,919,170 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of May 31, 2016 and November 30, 2015. No amounts were accrued for the payment of interest and penalties at May 31, 2016 and November 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. Related Party Transactions – (continued)

If the Company does not complete the Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public shareholders and the Private Placement Warrants will expire worthless.

As of May 31, 2016 and November 30, 2015, an affiliate of our sponsor is owed $57,864 and $60,095, respectively for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months and six months ended May 31, 2016 total fees paid under this agreement were $30,000 and $60,000, respectively, compared to $0 for both the three months ended May 31, 2015 and for the period from December 12, 2014 (date of inception) through May 31, 2015.

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

6. Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of May 31, 2016 and November 30, 2015, the balance in the Trust Account was $200,430,140 and $200,061,928, respectively.

As of May 31, 2016, the Company’s Trust Account consisted of $200,069,517 in U.S. Treasury Bills, $359,173 in accrued interest and $1,450 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying May 31, 2016 and November 30, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains / (losses) and fair value of held-to-maturity securities at May 31, 2016 and November 30, 2015 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains / (Losses)	Fair Value
At May 31, 2016	U.S. Treasury Securities (Mature on 6/23/2016)	$200,428,690	$27,252	$200,455,942

At November 30, 2015	U.S. Treasury Securities (Mature on 12/24/2015)	$200,060,961	$(4,966)	$200,055,995

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2016 and November 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	May 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,430,140	$200,430,140	$-	$-

Description	November 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,061,928	$200,061,928	$-	$-

8. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At May 31, 2016 and November 30, 2015, there were 25,000,000 shares issued and outstanding, which includes 18,921,128 and 18,919,170 shares subject to possible redemption, respectively.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At May 31, 2016 and November 30, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

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

Results of Operations

For the three months and six months ended May 31, 2016, we had net earnings of $73,137 and $19,581, respectively, compared to a net loss of $50 and $12,831, respectively, for the three months ended May 31, 2015 and for the period from December 12, 2014 (inception) through May 31, 2015. The net earnings for the six months ended May 31, 2016 consisted of $348,630 in operating costs offset by $368,211 in interest income earned on the funds held in the trust account. The net earnings for the three months ended May 31, 2016 consisted of $132,104 in operating costs offset by $205,241 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

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

Liquidity and Capital Resources

As of May 31, 2016, we had cash of $527,766. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

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

As of May 31, 2016, $200,430,140 was held in the Trust Account and we had cash outside of trust of $527,766 and $125,759 in accounts payable, accrued expenses and amounts due to an affiliate. Through May 31, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Liquidation and Going Concern

If the Company does not complete a Business Combination by June 16, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of May 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Earnings (loss) per ordinary share

Earnings (loss) per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of May 31, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through May 31, 2016, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of May 31, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date:  July 15, 2016

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