Form 10-Q
period 2016-08-31
Electrum Special Acquisition Corp
filed 2016-10-14
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

The number of ordinary shares outstanding as of October 14, 2016 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	August 31, 2016	November 30, 2015
	(unaudited)
Assets
Current Assets:

Cash	$439,669	$864,561
Prepaid expenses	96,115	82,396
Total Current Assets	535,784	946,957

Prepaid expenses – long term	-	40,911
Trust account	200,617,138	200,061,928

Total Assets	$201,152,922	$201,049,796

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$87,964	$47,997
Due to affiliate	121,277	60,095
Total Current Liabilities	209,241	108,092

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	6,959,241	6,858,092

Ordinary shares subject to possible redemption: 18,919,368 and 18,919,170 shares (at a redemption value of approximately $10 per share) at August 31, 2016 and November 30, 2015, respectively	189,193,680	189,191,703

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,080,632 and 6,080,830 shares issued and outstanding (excluding 18,919,368 and 18,919,170 shares subject to redemption) at August 31, 2016 and November 30, 2015, respectively	5,263,062	5,265,038
Accumulated deficit	(263,061)	(265,037)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$201,152,922	$201,049,796

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2016	December 12, 2014 (date of inception) to August 31, 2015
Revenue	$-	$-	$-	$-
Operating expenses	204,604	156,807	553,234	169,638
Loss from operations	(204,604)	(156,807)	(553,234)	(169,638)

Interest income	186,999	27,657	555,210	27,657
Net income (loss) attributable to ordinary shares	$(17,605)	$(129,150)	$1,976	$(141,981)

Weighted average number of ordinary shares outstanding	6,080,632	5,829,091	6,081,881	4,556,612
Basic and diluted net income (loss) per share	$(0.00)	$(0.02)	$0.00	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from December 12, 2014 (date of

inception) to August 31, 2016

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of December 12, 2014 (date of inception)	-	$-	$-	$-

Sale of ordinary shares to initial shareholders	3,737,500	25,000	-	25,000

Net loss	-	-	(12,781)	(12,781)
Balance, as of February 28, 2015	3,737,500	25,000	(12,781)	12,219

Bonus share issuance	136,615	-	-	-

Sale of ordinary shares	438,385	2,932	-	2,932

Bonus share issuance	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,919,170)	(189,191,703)	-	(189,191,703)

Net loss	-	-	(252,256)	(252,256)
Balance, as of November 30, 2015	6,080,830	5,265,038	(265,037)	5,000,001

Changes in ordinary shares subject to possible redemption	(198)	(1,976)	-	(1,976)

Net income	-	-	1,976	1,976
Balance, as of August 31, 2016	6,080,632	$5,263,062	$(263,061)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Nine Months Ended August 31, 2016	December 12, 2014 (date of inception) to August 31, 2015
Cash Flows From Operating Activities:
Net income (loss)	$1,976	$(141,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	27,192	(139,471)
Increase in accounts payable and accrued expenses	39,967	50,207
Net cash provided by (used in) operating activities	69,135	(231,245)

Cash Flows From Investing Activities:
Proceeds deposited in Trust Account	-	(200,000,000)
Interest reinvested in Trust Account	(555,210)	(27,657)
Net cash used in investing activities	(555,210)	(200,027,657)

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares	-	27,932
Proceeds from sales of units in Public Offering, net of Offering expenses paid	-	194,153,809
Proceeds from sale of warrants	-	7,025,000
Increase in due to affiliate	61,183	76,170
Net cash provided by financing activities	61,183	201,282,911

Net increase (decrease) in cash	(424,892)	1,024,009

Beginning cash	864,561	-

Ending cash	$439,669	$1,024,009

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters’ compensation	$-	$6,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

August 31, 2016

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

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net earnings (loss) per ordinary share is computed by dividing net earnings (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At August 31, 2016 and November 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2016 and November 30, 2015, the ordinary shares subject to possible redemption in the amount of $189,193,680 and $189,191,703 (or 18,919,368 and 18,919,170 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of August 31, 2016 and November 30, 2015. No amounts were accrued for the payment of interest and penalties at August 31, 2016 and November 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of August 31, 2016 and November 30, 2015, an affiliate of our sponsor is owed $121,277 and $60,095, respectively for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months and nine months ended August 31, 2016 total fees paid under this agreement were $30,000 and $90,000, respectively, compared to $26,666 for both the three months ended August 31, 2015 and for the period from December 12, 2014 (date of inception) through August 31, 2015.

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

6. Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of August 31, 2016 and November 30, 2015, the balance in the Trust Account was $200,617,138 and $200,061,928, respectively.

As of August 31, 2016, the Company’s Trust Account consisted of $200,478,941 in U.S. Treasury Bills, $134,921 in accrued interest and $3,276 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying August 31, 2016 and November 30, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The gross holding gains / (losses) and fair value of held-to-maturity securities at August 31, 2016 and November 30, 2015 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains / (Losses)	Fair Value
At August 31, 2016	U.S. Treasury Securities (Mature on 12/29/2016)	$200,613,862	$30,132	$200,643,994

At November 30, 2015	U.S. Treasury Securities (Mature on 12/24/2015)	$200,060,961	$(4,966)	$200,055,995

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2016 and November 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	August 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,617,138	$200,617,138	$-	$-

Description	November 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Cash and securities held in Trust Account	$200,061,928	$200,061,928	$-	$-

8. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At August 31, 2016 and November 30, 2015, there were 25,000,000 shares issued and outstanding, which includes 18,919,368 and 18,919,170 shares subject to possible redemption, respectively.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At August 31, 2016 and November 30, 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

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

Results of Operations

For the three months and nine months ended August 31, 2016, we had a net loss of $17,605 and net earnings of $1,976, respectively, compared to a net loss of $129,150 and $141,181, respectively, for the three months ended August 31, 2015 and for the period from December 12, 2014 (inception) to August 31, 2015. The net earnings for the nine months ended August 31, 2016 consisted of $553,234 in operating costs offset by $555,210 in interest income earned on the funds held in the trust account. The net loss for the three months ended August 31, 2016 consisted of $204,604 in operating costs offset by $186,999 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

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

Liquidity and Capital Resources

As of August 31, 2016, we had cash of $439,669. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

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

As of August 31, 2016, $200,617,138 was held in the Trust Account and we had cash outside of trust of $439,669 and $209,241 in accounts payable, accrued expenses and amounts due to an affiliate. Through August 31, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Off-Balance Sheet Arrangements

As of August 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Earnings (loss) per ordinary share

Earnings (loss) per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of August 31, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through August 31, 2016, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of August 31, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date:  October 14, 2016

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