Form 10-K
period 2016-11-30
Electrum Special Acquisition Corp
filed 2017-02-09
CIK 1639669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37421

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No   ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s ordinary shares on May 31, 2016 (the last day of the registrant’s most recently completed fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $194.6 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 9, 2017, there were 25,000,000 ordinary shares of the registrant outstanding.

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

ii

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

Historically Low Valuations.  Gold mining company valuations have fallen more than 50% since peak levels in 2012. On an enterprise value to gold equivalent reserve basis, senior gold producers, as of 12/31/16, were trading at approximately $147 per ounce, a decline of 66% from the EV/gold equivalent reserve ratio for senior gold miners in Q3 2012, according to data compiled by Bloomberg.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required, unless we lose our emerging growth company status, to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, the provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own 20% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares more easily that many blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder if we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering unless we provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering unless we provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote.

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

Quarter Ended	Units		Ordinary Shares				Warrants
	High	Low	High		Low		High	Low

2016

First Fiscal Quarter (December 1, 2015 to February 29, 2016)	$9.99	$9.58	$9.85		$9.50		$0.25	$0.1201

Second Fiscal Quarter (March 1, 2016 to May 31, 2016)	$10.05	$9.68	$9.84		$9.54		$0.25	$0.14

Third Fiscal Quarter (June 1, 2016 to August 31, 2016)	$10.056	$9.81	$9.85		$9.68		$0.25	$0.17

Fourth Fiscal Quarter (September 1, 2016 to November 30, 2016)	$10.12	$8.08	$9.90		$9.80		$0.32	$0.20

2015

Third Fiscal Quarter (June 1, 2015 to August 31, 2015)(1)	$10.101	$9.95	N/A	(2)	N/A	(2)	$0.50	$0.19

Fourth Fiscal Quarter (September 1, 2015 to November 30, 2015)	$10.09	$9.87	$9.85		$9.50		$0.30	$0.19

(1)	The high and low bid prices for our units are for the period commencing June 11, 2015, the first day of public trading for our units, and for our ordinary shares and warrants are for the period commencing August 12, 2015, the date that the ordinary shares and warrants began trading separately.
(2)	There were no reported trades of our ordinary shares during this quarter.

Holders of Record

On February 9, 2017, there was one holder of record of our units approximately seven holders of record of our shares and approximately three holders of record of our warrants. Such numbers do not include beneficial owners holding units through nominee names.

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

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Form 10-K.

	November 30, 2016	November 30, 2015
Balance Sheet Data:
Cash	$252,937	$864,561
Cash and investments held in Trust Account	$200,815,168	$200,061,928
Total assets	$201,121,196	$201,049,796
Ordinary shares subject to possible redemption	$189,251,867	$189,191,703

Ordinary shares at November 30, 2016 and 2015 (excluding shares subject to redemption of 18,925,187 and 18,919,170, respectively)	6,074,813	6,080,830
Total shareholders’ equity	$5,000,001	$5,000,001

Cash Flow Data:
Net cash provided by (used in) operating activities	$171,453	$(340,347)
Net cash used in investing activities	$(753,239)	$(200,061,928)
Net cash provided by (used in) financing activities	$(29,838)	$201,266,836

Statement of Operations Data:
Operating expenses	$(693,076)	$(326,965)
Loss from operations	$(693,076)	$(326,965)
Interest income	$753,239	$61,928
Net income (loss) attributable to ordinary shares not subject to possible redemption	$60,163	$(265,037)

Net income (loss) per share, excluding shares subject to possible redemption, basic and diluted	$0.01	$(0.05)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption, basic and diluted	6,080,123	4,948,430

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

Results of Operations

For year ended November 30, 2016 and the period from December 12, 2014 (inception) through November 30, 2015, we had net income of $60,163 and a net loss of $265,037, respectively. During the period from December 12, 2014 (inception) through November 30, 2015, we incurred costs of $12,596,191 related to our initial public offering which have been charged to shareholders’ equity.

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

As of November 30, 2016, $200,815,168 was held in the Trust Account and we had cash outside of trust of $252,937 and $119,328 in accounts payable, accrued expenses and due to affiliates. Through November 30, 2016, we had not withdrawn any funds from the interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

We intend to borrow $200,000 from our sponsor or an affiliate of our sponsor in February 2017, pursuant to a non-interest bearing promissory note in substantially the form of Exhibit 10.8 to this annual report on Form 10-K.

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

Off-Balance Sheet Arrangements; Contractual Obligations

As of November 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to The Electrum Group LLC, an affiliate of our sponsor, for office space, utilities, secretarial and administrative services, effective as of June 10, 2015, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $200,000,000 of the net offering proceeds from our initial public offering (which includes $5,062,500 of the proceeds attributable to the deferred underwriters’ discount and $1,687,500 of the proceeds attributable to a deferred advisory fee payable to one of the underwriters of our initial business combination, in each case upon our consummation of an initial business combination) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of November 30, 2016, the balance of the trust account was $200,815,168. We may only invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The following tables present selected unaudited quarterly financial data of the Company for the year ended November 30, 2016 and the period from December 12, 2014 (inception) to November 30, 2015.

	Year Ended November 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended November 30, 2016

Operating expenses	$216,526	$132,104	$204,604	$139,842	$693,076
Loss from operations	(216,526)	(132,104)	(204,604)	(139,842)	(693,076)
Other Income:
Interest income	162,970	205,241	186,999	198,029	753,239
Net income (loss)	$(53,556)	$73,137	$(17,605)	$58,187	$60,163
Income (loss) per common share:
Basic and diluted	$(0.01)	$0.01	$(0.00)	$0.01	$0.01
Weighted average shares outstanding:
Basic and diluted	6,086,185	6,078,872	6,080,632	6,074,813	6,080,123

Balance Sheet Data (at period end)
Cash	$658,319	$527,766	$439,669	$252,937	$252,937
Investments and cash held in Trust Account	200,224,898	200,430,140	200,617,138	200,815,168	200,815,168
Total Assets	201,051,296	201,087,044	201,152,922	201,121,196	201,121,196
Deferred underwriting compensation	6,750,000	6,750,000	6,750,000	6,750,000	6,750,000
Total Liabilities	6,913,148	6,875,759	6,959,241	6,869,328	6,869,328
Ordinary shares subject to possible redemption	189,138,147	189,211,284	189,193,680	189,251,867	189,251,867
Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

	Period from December 12, 2014 (inception) to November 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended November 30, 2015

Operating expenses	$12,781	$50	$156,807	$157,327	$326,965
Loss from operations	(12,781)	(50)	(156,807)	(157,327)	(326,965)
Other Income:
Interest income	-	-	27,657	34,271	61,928
Net income	$(12,781)	$(50)	$(129,150)	$(123,056)	$(265,037)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	3,737,500	3,987,500	5,829,091	6,080,830	4,948,430

Balance Sheet Data (at period end)
Cash	$-	$25,565	$1,024,009	$864,561	$864,561
Investments and cash held in Trust Account	-	-	200,027,657	200,061,928	200,061,928
Total Assets	-	367,005	201,191,137	201,049,796	201,049,796
Deferred underwriting compensation	-	-	6,750,000	6,750,000	6,750,000
Total Liabilities	12,781	351,904	6,876,377	6,858,092	6,858,092
Ordinary shares subject to possible redemption	-	-	189,314,759	189,191,703	189,191,703
Equity	$(12,781)	$15,101	$5,000,001	$5,000,001	$5,000,001

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016 and 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of November 30, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

Item 9B.   Other Information

We intend to borrow $200,000 from our sponsor or an affiliate of our sponsor in February 2017, pursuant to a non-interest bearing promissory note in substantially the form of Exhibit 10.8 to this annual report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Thomas S. Kaplan	54	Chairman of the Board
Eric N. Vincent	51	Chief Executive Officer
Dwight W. Anderson	49	Director
David W. Peat	64	Director
Thomas A. Ronzetti III	52	Director
Marc S. Goodman	68	Director
Diana J. Walters	53	Director

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

David W. Peat has served on our board of directors since the completion of our initial public offering in June 2015. Mr. Peat has over 30 years of executive experience in financial leadership in support of mining corporations. Mr. Peat has held multiple executive positions, including as vice president and chief financial officer of Frontera Copper Corporation from 2006 through 2009; vice president and global controller of Newmont Mining Corporation from 2002 through 2004; and vice president of finance and chief financial officer of Homestake Mining from 1999 through 2002. Mr. Peat began his career at Price Waterhouse in Toronto and he has been a member of the Chartered Professional Accountants of Ontario (formerly known as the Institute of Chartered Accountants of Ontario) since 1978. Mr. Peat has served as a director and chairman of the audit committee of the Sunshine Silver Mining & Refining Corporation, a privately held silver exploration and development company, and Gabriel Resources Ltd. (TSE: GBU), a publicly traded gold exploration and development company, since September 2011 and June 2010, respectively. Mr. Peat previously served as a director and chairman of the audit committees of AQM Copper Inc., a publicly traded copper exploration and development company from May 2014 to January 2017, Fortune Bay Corp., a publicly traded gold exploration and development company from March 2014 to June 2016 and Brigus Gold Corporation from May 2006 to March 2014. Mr. Peat holds a Bachelor of Arts in Economics from the University of Western Ontario, and a Bachelor of Commerce, with Honors in Business Administration, from the University of Windsor, Ontario.

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

Diana J. Walters has served on our board of directors since the completion of our initial public offering in June 2015. Ms. Walters has 27 years of experience in the Natural Resources sector, as an investment manager, an investment banker and in operating roles. She served as the President and Chief Executive Officer of Liberty Metals & Mining Holdings, LLC and as a member of senior management of Liberty Mutual Asset Management from January 2010 to September 2014. She was a Managing Partner of Eland Capital, LLC, a natural resources advisory firm founded by her, from 2007 to 2010. Ms. Walters has extensive investment experience with both debt and equity through various previous leadership roles at Credit Suisse, HSBC and other firms. She also served as Chief Financial Officer of Tatham Offshore Inc., an independent oil and gas company. Ms. Walters currently serves on the board of directors of Platinum Group Metals (NYSE MKT: PLG) and Trilogy Metals Inc. (NYSE MKT, TSX: TMQ). Ms. Walters graduated with Honors from the University of Texas at Austin with a BA in Plan II Liberal Arts and an MA in Energy and Mineral Resources.

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

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 9, 2017, by:

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

We have based our calculation of the percentage of beneficial ownership on 25,000,000 ordinary shares outstanding on February 9, 2017. Unless otherwise indicated, the business address of each of the persons and entities in the following table is 700 Madison Avenue, 5th Floor, New York, New York 10065.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares

ESAC Holdings LLC(1)	4,545,055	18.2%

Thomas S. Kaplan(1)	4,545,055	18.2%

Eric N. Vincent(1)	4,545,055	18.2%

David W. Peat	26,666	*

Dwight W. Anderson(2)	348,281	1.4%

Thomas A. Ronzetti III	26,666	*

Marc S. Goodman	26,666	*

Diana J. Walters	26,666	*

All directors and executive officers as a group (seven individuals) (3)	5,000,000	20.0%

*	Less than 1%.

(1)	Represents shares held directly by ESAC Holdings LLC, our sponsor. ESOF is the managing member of ESAC Holdings LLC and the majority owner of ESAC Holdings LLC and 15.3% of ESAC Holdings LLC is owned by Joshua A. Fink, the Vice Chairman of TEG. The general partner of ESOF is Electrum Strategic Opportunities Fund GP L.P., or ESOF GP, and the general partner of ESOF GP is ESOF GP Ltd. The directors of ESOF GP Ltd. are Thomas S. Kaplan, Eric N. Vincent, Michael H. Williams and Andrew M. Shapiro. Consequently, Messrs. Kaplan, Vincent, Williams and Shapiro may be deemed to share voting and dispositive control over the securities held by our sponsor, and thus to share beneficial ownership of such securities. Each of Messrs. Kaplan, Vincent, Williams and Shapiro disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(2)	Represents shares held directly by Ospraie Partners LLC, an entity controlled by Mr. Anderson.
(3)	Includes 4,545,055 shares held directly by ESAC Holdings LLC, our sponsor, as described in footnote (1) above.

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

As of November 30, 2016, an affiliate of our sponsor is owed $30,257 for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by WithumSmith+Brown, PC from inception (December 12, 2014) through November 30, 2016 are as follows:

	Year Ended November 30, 2016	For the Period from December 12, 2014 (Inception) through November 30, 2015
Audit Fees(1)	$54,500	$80,000
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
Total

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.
(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

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

Date: February 9, 2017

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

Signature	Title	Date

/s/ Thomas S. Kaplan	Chairman of the Board	February 9, 2017
Thomas S. Kaplan

/s/ Eric N. Vincent	Chief Executive Officer and Secretary	February 9, 2017
Eric N. Vincent	(principal executive officer and principal financial and accounting officer)

/s/ Dwight W. Anderson	Director	February 9, 2017
Dwight W. Anderson

/s/ David W. Peat	Director	February 9, 2017
David W. Peat

/s/ Thomas A. Ronzetti	Director	February 9, 2017
Thomas A. Ronzetti III

/s/ Marc S. Goodman	Director	February 9, 2017
Marc S. Goodman

/s/ Diana J. Walters	Director	February 9, 2017
Diana J. Walters

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Underwriting Agreement, dated June 10, 2015, by and between the Company and Cantor Fitzgerald & Co.
3.1	(1)	Amended and Restated Memorandum and Articles of Association.
4.1	(1)	Warrant Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.1(a)	(1)	Letter Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and Electrum Strategic Opportunities Fund L.P.
10.1(b)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas S. Kaplan.
10.1(c)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Eric N. Vincent.
10.1(d)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.1(e)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Dwight W. Anderson.
10.1(f)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Marc S. Goodman.
10.1(g)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and David W. Peat.
10.1(h)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas A. Ronzetti III.
10.1(i)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Diana J. Walters.
10.2	(1)	Investment Management Trust Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.3	(1)	Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.4	(1)	Amended and Restated Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and ESAC Holdings LLC.
10.5	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and The Electrum Group LLC regarding administrative support.
10.6	(1)	Registration Rights Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and the other parties thereto.
10.7	(2)	Form of Indemnity Agreement.
10.8	(3)	Form of Promissory Note issued to the Sponsor.
14	(3)	Code of Ethics.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Compensation Committee Charter.
99.3	(3)	Nominating Committee Charter.
31.1	*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Definition Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 16, 2015.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 9, 2015.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 4, 2015.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electrum Special Acquisition Corporation

We have audited the accompanying balance sheets of Electrum Special Acquisition Corporation (the “Company”), as of November 30, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended November 30, 2016 and the period from December 12, 2014 (inception) to November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrum Special Acquisition Corporation as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended November 30, 2016 and the period from December 12, 2014 (inception) to November 30, 2015, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company does not complete a business combination by June 16, 2017, then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, New York

February 3, 2017

Electrum Special Acquisition Corporation

Balance Sheets

	November 30, 2016	November 30, 2015
Assets
Current Assets:
Cash	$252,937	$864,561
Prepaid expenses	53,091	82,396
Total Current Assets	306,028	946,957

Prepaid expenses – long term	-	40,911
Trust account	200,815,168	200,061,928

Total Assets	$201,121,196	$201,049,796

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$89,071	$47,997
Due to affiliate	30,257	60,095
Total Current Liabilities	119,328	108,092

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	6,869,328	6,858,092

Ordinary shares subject to possible redemption: 18,925,187 and 18,919,170 shares (at a redemption value of approximately $10 per share) at November 30, 2016 and 2015, respectively	189,251,867	189,191,703

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,074,813 and 6,080,830 shares issued and outstanding (excluding 18,925,187 and 18,919,170 shares subject to redemption) at November 30, 2016 and 2015, respectively	5,204,875	5,265,038
Accumulated deficit	(204,874)	(265,037)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$201,121,196	$201,049,796

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation

Statements of Operations

	Year ended November 30, 2016	December 12, 2014 (date of inception) to November 30, 2015

Revenue	$-	$-
Operating expenses	693,076	326,965
Loss from operations	(693,076)	(326,965)

Interest income	753,239	61,928
Net income (loss) attributable to ordinary shares (excluding shares subject to possible redemption)	$60,163	$(265,037)

Weighted average number of ordinary shares outstanding (excluding shares subject to possible redemption)	6,080,123	4,948,430
Basic and diluted net income (loss) per share	$0.01	$(0.05)

See accompanying notes to financial statements

Electrum Special Acquisition Corporation

Statement of Shareholders’ Equity

For the period from December 12, 2014 (date of inception) to November 30, 2016

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of December 12, 2014 (date of inception)	-	$-	$-	$-

Sale of ordinary shares to initial shareholders	3,737,500	25,000	-	25,000

Bonus share issuance	136,615	-	-	-

Sale of ordinary shares	438,385	2,932	-	2,932

Bonus share issuance on June 10, 2015 of	718,750	-	-	-

Proceeds from the sale of 20,000,000 Units	20,000,000	200,000,000	-	200,000,000

Underwriters’ discount and offering expenses	-	(12,596,191)	-	(12,596,191)

Proceeds from the sale of 14,050,000 warrants	-	7,025,000	-	7,025,000

Forfeiture of 31,250 ordinary shares as a result of underwriter only partially exercising its over-allotment option	(31,250)	-	-	-

Ordinary shares subject to possible redemption	(18,919,170)	(189,191,703)	-	(189,191,703)

Net loss	-	-	(265,037)	(265,037)
Balance, as of November 30, 2015	6,080,830	5,265,038	(265,037)	5,000,001

Ordinary shares subject to possible redemption	(6,017)	(60,163)	-	(60,163)

Net income	-	-	60,163	60,163
Balance, as of November 30, 2016	6,074,813	$5,204,875	$(204,874)	$5,000,001

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation

Statements of Cash Flows

	Year ended November 30, 2016	December 12, 2014 (date of inception) to November 30, 2015
Cash Flows From Operating Activities:
Net income (loss)	$60,163	$(265,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	70,216	(123,307)
Increase in accounts payable and accrued expenses	41,074	47,997
Net cash provided by (used in) operating activities	171,453	(340,347)

Cash Flows From Investing Activities:
Proceeds deposited in Trust Account	-	(200,000,000)
Interest reinvested in Trust Account	(753,239)	(61,928)
Net cash used in investing activities	(753,239)	(200,061,928)

Cash Flows From Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	-	27,932
Proceeds from sales of units in Public Offering, net of offering expenses paid	-	194,153,809
Proceeds from sale of warrants	-	7,025,000
Change in due to affiliate	(29,838)	60,095
Net cash (used in) provided by financing activities	(29,838)	201,266,836

Net (decrease) increase in cash	(611,624)	864,561

Beginning cash	864,561	-

Ending cash	$252,937	$864,561

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters’ compensation	$-	$6,750,000

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

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

November 30, 2016

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

2. Summary of Significant Accounting Policies – (continued)

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share’’. Net earnings (loss) per ordinary share is computed by dividing net earnings (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At November 30, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted earnings (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

November 30, 2016

2. Summary of Significant Accounting Policies – (continued)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2016 and 2015, the ordinary shares subject to possible redemption in the amount of $189,251,867 and $189,191,703 (or 18,925,187 and 18,919,170 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of November 30, 2016 and 2015. No amounts were accrued for the payment of interest and penalties at November 30, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

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

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

4. Related Party Transactions (continued)

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

As of November 30, 2016 and 2015, an affiliate of our sponsor is owed $30,257 and $60,095, respectively, for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

4. Related Party Transactions (continued)

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. Total fees paid under this agreement were $120,000 and $56,666, respectively, for the year ended November 30, 2016 and the period from December 12, 2014 (date of inception) through November 30, 2015.

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

6. Trust Account and Fair Value Measurements

Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of November 30, 2016 and 2015, the balance in the Trust Account was $200,815,168 and $200,061,928, respectively.

As of November 30, 2016 and 2015, the Company’s Trust Account consisted of $200,478,941 and $199,999,197, respectively, in U.S. Treasury Bills, $332,951 and $61,764, respectively, in accrued interest and $3,276 and $967, respectively, in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 30, 2016 and 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Electrum Special Acquisition Corporation

Notes to Financial Statements

November 30, 2016

6. Trust Account and Fair Value Measurements (continued)

The gross holding losses and fair value of held-to-maturity securities at November 30, 2016 and 2015 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains / (Losses)	Fair Value (Level 1)
At November 30, 2016	U.S. Treasury Securities (Mature on 12/29/2016)	$200,811,892	$6,863	$200,818,755
At November 30, 2015	U.S. Treasury Securities (Mature on 12/24/2015)	$200,060,961	$(4,966)	$200,055,995

7. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At November 30, 2016 and 2015, there were 25,000,000 shares issued and outstanding, which includes 18,925,187 and 18,919,170 shares subject to possible redemption, respectively.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At November 30, 2016 and 2015, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

