Form 10-Q
period 2017-02-28
Electrum Special Acquisition Corp
filed 2017-04-07
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of ordinary shares outstanding as of April 7, 2017 was 25,000,000.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	February 28, 2017	November 30, 2016
	(unaudited)
Assets
Current Assets:

Cash	$108,070	$252,937
Prepaid expenses	92,941	53,091
Total Current Assets	201,011	306,028

Trust account	201,043,896	200,815,168

Total Assets	$201,244,907	$201,121,196

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$112,401	$89,071
Due to affiliate	74,246	30,257
Total Current Liabilities	186,647	119,328

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	6,936,647	6,869,328

Ordinary shares subject to possible redemption: 18,930,826 and 18,925,187 shares (at a redemption value of approximately $10 per share) at February 28, 2017 and November 30, 2016, respectively	189,308,259	189,251,867

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,069,174 and 6,074,813 shares issued and outstanding (excluding 18,930,826 and 18,925,187 shares subject to redemption) at February 28, 2017 and November 30, 2016, respectively	5,148,483	5,204,875
Accumulated deficit	(148,482)	(204,874)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$201,244,907	$201,121,196

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
Revenue	$-	$-
Operating expenses	172,335	216,526
Loss from operations	(172,335)	(216,526)

Interest income	228,727	162,970
Net income (loss) attributable to ordinary shares (excluding shares subject to possible redemption)	$56,392	$(53,556)

Weighted average number of ordinary shares outstanding (excluding shares subject to possible redemption)	6,069,174	6,086,185
Basic and diluted net earnings (loss) per share	$0.01	$(0.01)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from November 30, 2016

to February 28, 2017

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of November 30, 2016	6,074,813	$5,204,875	$(204,874)	$5,000,001

Changes in ordinary shares subject to possible redemption	(5,639)	(56,392)	-	(56,392)

Net income	-	-	56,392	56,392
Balance, as of February 28, 2017	6,069,174	$5,148,483	$(148,482)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
Cash Flows From Operating Activities:
Net income (loss)	$56,392	$(53,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(39,850)	(44,772)
Increase in accounts payable and accrued expenses	23,330	11,271
Net cash provided by (used in) operating activities	39,872	(87,057)

Cash Flows From Investing Activities:
Interest reinvested in Trust Account	(228,727)	(162,970)
Net cash used in investing activities	(228,727)	(162,970)

Cash Flows From Financing Activities:
Increase in due to affiliate	43,988	43,785
Net cash provided by financing activities	43,988	43,785

Net decrease in cash	(144,867)	(206,242)

Beginning cash	252,937	864,561

Ending cash	$108,070	$658,319

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

February 28, 2017

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

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net earnings (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At February 28, 2017 and November 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 28, 2017 and November 30, 2016, the ordinary shares subject to possible redemption in the amount of $189,308,259 and $189,251,867 (or 18,930,826 and 18,925,187 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of February 28, 2017 and November 30, 2016. No amounts were accrued for the payment of interest and penalties at February 28, 2017 and November 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

3.	Public Offering – (continued)

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

4.	Related Party Transactions – (continued)

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

As of February 28, 2017 and November 30, 2016, an affiliate of our sponsor is owed $74,246 and $30,257, respectively for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended February 28, 2017 and February 29, 2016 total fees paid under this agreement were $30,000 each period.

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

6.	Trust Account and Fair Value Measurements

Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of February 28, 2017 and November 30, 2016, the balance in the Trust Account was $201,043,896 and $200,815,168, respectively.

As of February 28, 2017, the Company’s Trust Account consisted of $200,661,319 in U.S. Treasury Bills, $165,616 in accrued interest and $216,961 in cash. As of November 30, 2016, the Company’s Trust Account consisted of $200,478,941 in U.S. Treasury Bills, $332,951 in accrued interest and $3,276 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying February 28, 2017 and November 30, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2017 and November 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The gross holding gains / (losses) and fair value of held-to-maturity securities at February 28, 2017 and November 30, 2016 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains / (Losses)	Fair Value
At February 28, 2017	U.S. Treasury Securities (Mature on 3/30/2017)	$200,826,934	$8,778	$200,835,712

At November 30, 2016	U.S. Treasury Securities (Mature on 12/29/2016)	$200,811,892	$6,863	$200,818,755

7.	Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At February 28, 2017 and November 30, 2016, there were 25,000,000 shares issued and outstanding, which includes 18,930,826 and 18,925,187 shares subject to possible redemption, respectively.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At February 28, 2017 and November 30, 2016, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Electrum Special Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2016. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the three months ended February 28, 2017, we had net earnings of $56,392 compared to a net loss of $53,556 for the three months ended February 29, 2016. The net earnings for the three months ended February 28, 2017 consisted of $172,335 in operating costs offset by $228,727 in interest income earned on the funds held in the trust account. The net loss for the three months ended February 29, 2016 consisted of $216,526 in operating costs offset by $162,970 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

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

Liquidity and Capital Resources

As of February 28, 2017, we had cash of $108,070. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

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

As of February 28, 2017, $201,043,896 was held in the Trust Account and we had cash outside of trust of $108,070 and $186,647 in accounts payable, accrued expenses and amounts due to an affiliate. Through February 28, 2017, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Off-Balance Sheet Arrangements

As of February 28, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a business combination. As of February 28, 2017, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through February 28, 2017, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of February 28, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our annual report on Form 10-K filed with the SEC on February 9, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed on February 9, 2017 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

We intend to borrow $200,000 from our sponsor or an affiliate of our sponsor in April 2017, pursuant to a non-interest bearing promissory note in substantially the form of Exhibit 10.8 to our annual report on Form 10-K filed on February 9, 2017.

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

Date: April 7, 2017

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

