Form 10-Q
period 2017-08-31
Electrum Special Acquisition Corp
filed 2017-10-10
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of ordinary shares outstanding as of October 10, 2017 was 18,030,072.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	August 31, 2017	November 30, 2016
	(unaudited)
Assets
Current Assets:

Cash	$87,417	$252,937
Prepaid expenses	36,361	53,091
Total Current Assets	123,778	306,028

Trust account (See Note 7)	172,474,052	200,815,168

Total Assets	$172,597,830	$201,121,196

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$262,440	$89,071
Due to affiliate	336,135	30,257
Due to Sponsor (See Note 2)	1,272,600	-
Total Current Liabilities	1,871,175	119,328

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	8,621,175	6,869,328

Ordinary shares subject to possible redemption: 15,779,320 shares (at a redemption value of approximately $10.075) at August 31, 2017 and 18,925,187 shares (at a redemption value of approximately $10 per share) at November 30, 2016 (See Note 9)	158,976,654	189,251,867

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized,6,188,695 and 6,074,813 shares issued and outstanding(excluding 15,779,320 and 18,925,187 shares subject to redemption) at August 31, 2017 and November 30, 2016,respectively	4,954,872	5,204,875
Retained earnings / (accumulated deficit)	45,129	(204,874)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$172,597,830	$201,121,196

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2017	Nine Months Ended August 31, 2016
Revenue	$-	$-	$-	$-
Operating expenses	211,436	204,604	661,496	553,234
Loss from operations	(211,436)	(204,604)	(661,496)	(553,234)

Interest income	374,407	186,999	911,499	555,210
Net income attributable to ordinary shares (excluding shares subject to possible redemption)	$162,971	$(17,605)	$250,003	$1,976

Weighted average number of ordinary shares outstanding (excluding shares subject to possible redemption)	6,188,695	6,080,632	6,108,276	6,081,881
Basic and diluted net earnings per share	$0.03	$(0.00)	$0.04	$0.00

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Shareholders’ Equity (unaudited)

For the period from November 30, 2016

to August 31, 2017

			Retained Earnings /	Total
	Ordinary Shares		(Accumulated	Shareholders’
	Shares	Amount	Deficit)	Equity
Balance, as of November 30, 2016	6,074,813	$5,204,875	$(204,874)	$5,000,001

Changes in ordinary shares subject to possible redemption (1)	113,882	(250,003)	-	(250,003)

Net income	-	-	250,003	250,003
Balance, as of August 31, 2017	6,188,695	$4,954,872	$45,129	$5,000,001

(1)

Includes the effect of the redemption of shares on June 5, 2017, on which date shareholders holding 3,031,985 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 2).

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Nine Months Ended August 31, 2017	Nine Months Ended August 31, 2016
Cash Flows From Operating Activities:
Net income	$250,003	$1,976
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Decrease in prepaid expenses	16,730	27,192
Increase in accounts payable and accrued expenses	173,369	39,967
Net cash provided by operating activities	440,102	69,135

Cash Flows From Investing Activities:
Net proceeds withdrawn from Trust Account	29,252,615	-
Interest reinvested in Trust Account	(911,499)	(555,210)
Net cash provided by (used in) investing activities	28,341,116	(555,210)

Cash Flows From Financing Activities:
Redemption of ordinary shares	(30,525,215)	-
Increase in due to affiliate	305,877	61,183
Increase in due to Sponsor	1,272,600	-
Net cash (used in) provided by financing activities	(28,946,738)	61,183

Net decrease in cash	(165,520)	(424,892)

Beginning cash	252,937	864,561

Ending cash	$87,417	$439,669

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

August 31, 2017

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

1. Nature of Operations (continued)

The Company has until February 5, 2018 to consummate our initial Business Combination as described in Note 2 below. If we are unable to consummate our initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the Trust Account pro rata to our public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of our affairs, as further described herein. In such event, our warrants will expire worthless. We expect the per share redemption price to be $10.075 per ordinary share, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the initial public offering price per Unit in the Offering.

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

2. Extension and Trust Amendment

On October 5, 2017, at the Special Meeting of Shareholders (the “Special Meeting”), the Company’s shareholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 120 days, from October 8, 2017 to February 5, 2018 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the investment management trust agreement, dated June 10, 2015, as amended on June 6, 2017, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Extension Amendment was required to approve the Extension Amendment, and the affirmative vote of at least a majority of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Trust Amendment was required to approve the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete a Business Combination.

On June 5, 2017, the Company’s shareholders approved a proposal to extend the date by which we have to consummate a business combination until October 8, 2017 (the “Prior Extension”). In connection with the Prior Extension, the Sponsor agreed to contribute to the Company as a loan $0.025 for each public share that was not redeemed in connection with the shareholder vote to approve the Prior Extension, for each calendar month, or portion thereof, that is needed by the Company to complete a Business Combination (the “Contribution”) from June 10, 2017 until October 8, 2017. The Sponsor has agreed to continue to make this Contribution through February 5, 2018 in connection with the Extension Amendment and Trust Amendment. The Contribution will increase the pro rata portion of the funds available in the Trust Account in the event of the consummation of a Business Combination or a liquidation. If the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional Contributions will terminate and the Company will dissolve and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

Following redemptions of 3,031,985 of the Company’s shares in connection with the Prior Extension and 3,937,943 shares in connection with the Extension, a total of approximately $132.9 million remains in the Trust Account.

2. Extension and Trust Amendment (continued)

On October 5, 2017, in connection with the Special Meeting, the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial public offering in the event the Company has not consummated a Business Combination was extended from October 8, 2017 to February 5, 2018.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on June 10, 2015, as well as the Company’s Form 8-K filed with the SEC on October 5, 2017.

Liquidation and going concern

If the Company does not complete a Business Combination by February 5, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net earnings (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At August 31, 2017 and August 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

3. Summary of Significant Accounting Policies (continued)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2017 and November 30, 2016, the ordinary shares subject to possible redemption in the amount of $158,976,654 and $189,251,867 (or 15,779,320 and 18,925,187 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As described in Note 2, in connection with the Extension, 3,937,943 of the Company’s outstanding ordinary shares were redeemed subsequent to August 31, 2017.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of August 31, 2017 and November 30, 2016. No amounts were accrued for the payment of interest and penalties at August 31, 2017 and November 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

3. Summary of Significant Accounting Policies (continued)

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

Due to Sponsor

Due to Sponsor represents amounts the Company owes to its Sponsor as a result of the Contribution payments made as of the balance sheet date. These advances are non-interest bearing and will be repayable to the Sponsor upon consummation of a Business Combination.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering

On June 16, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (“Public Units”) in the Offering, including the sale of units upon partial exercise of the underwriters’ overallotment option (see Note 2 which describes the redemptions that have occurred subsequent to the Offering). Each Public Unit consists of one of the Company’s ordinary shares, no par value, and one warrant. Each warrant entitles the registered holder to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Offering or 30 days after the completion of our initial Business Combination. Warrants may be exercised only for a whole number of ordinary shares. No fractional shares will be issued upon exercise of the warrants. The warrants will expire five years after the completion of an initial Business Combination, or earlier upon redemption, as described below.

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

4. Public Offering (continued)

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

5. Related Party Transactions (continued)

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

As of August 31, 2017 and November 30, 2016, an affiliate of the Sponsor is owed $336,135 and $30,257, respectively, for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

In connection with the Prior Extension, the Sponsor is owed $1,272,600 as of August 31, 2017 for Contribution payments made to the Trust Account. These advances are non-interest bearing and will be repayable to the Sponsor upon consummation of the initial Business Combination. Nothing was owed to the Sponsor at November 30, 2016.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended August 31, 2017 and August 31, 2016 total fees paid under this agreement were $30,000 each period. For the nine months ended August 31, 2017 and August 31, 2016 total fees paid under this agreement were $90,000 each period.

On April 18, 2017, the Company entered into a promissory note (the “Note”) with Electrum Strategic Opportunities Fund L.P., the majority owner of the Sponsor. The Company can borrow up to $200,000 under the terms of the Note. On July 20, 2017, the Note was amended and the amount that can be borrowed was increased to $500,000. Any outstanding principal is due at the time the Company consummates the Business Combination and no interest is charged on the unpaid principal balance. As of August 31, 2017 nothing has been borrowed under the Note.

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

7. Trust Account and Fair Value Measurements

Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, was placed in the Trust Account at the closing of the Public Offering. Following redemptions of 3,031,985 of the Company’s shares in connection with the Prior Extension, $30,525,215 was paid to redeeming shareholders from the Trust Account. As of August 31, 2017 and November 30, 2016, the balance in the Trust Account was $172,474,052 and $200,815,168, respectively.

As of August 31, 2017, the Company’s Trust Account consisted of $172,115,188 in U.S. Treasury Bills, $357,457 in accrued interest and $1,407 in cash. As of November 30, 2016, the Company’s Trust Account consisted of $200,478,941 in U.S. Treasury Bills, $332,951 in accrued interest and $3,276 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying August 31, 2017 and November 30, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

7. Trust Account and Fair Value Measurements (continued)

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from October 8, 2017 to February 5, 2018. In connection with the Extension, 3,937,943 of the Company’s outstanding ordinary shares were redeemed subsequent to August 31, 2017, which left approximately $132.9 million in the Trust Account.

Fair value measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2017 and November 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The gross holding gains and fair value of held-to-maturity securities at August 31, 2017 and November 30, 2016 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
At August 31, 2017	U.S. Treasury Securities (Matures on 9/14/2017 and 10/5/2017)	$172,472,645	$4,523	$172,477,168

At November 30, 2016	U.S. Treasury Securities	$200,811,892	$6,863	$200,818,755

8. Shareholders’ Equity

Ordinary shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At August 31, 2017 and November 30, 2016, there were 21,968,015 and 25,000,000 shares issued and outstanding, respectively, which includes 15,779,320 and 18,925,187 shares subject to possible redemption, respectively. See Note 2 for redemptions made subsequent to August 31, 2017.

Preferred shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At August 31, 2017 and November 30, 2016, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

9. Subsequent Events

The Extension and Trust Amendment which occurred subsequent to August 31, 2017 are described in Note 2 and Note 3.

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

Results of Operations

For the three months and nine months ended August 31, 2017, we had net earnings of $162,971 and $250,003, respectively, compared to a net loss of $17,605 for the three months ended August 31, 2016 and net earnings of $1,976 for the nine months ended August 31, 2016. The net earnings for the three months ended August 31, 2017 consisted of $211,436 in operating costs offset by $374,407 in interest income earned on the funds held in the trust account. The net earnings for the nine months ended August 31, 2017 consisted of $661,496 in operating costs offset by $911,499 in interest income earned on the funds held in the trust account. The net loss for the three months ended August 31, 2016 consisted of $204,604 in operating costs offset by $186,999 in interest income earned on the funds held in the trust account. The net earnings for the nine months ended August 31, 2016 consisted of $553,234 in operating costs offset by $555,210 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

The Company’s entire activity from December 12, 2014 (inception) through June 16, 2015, was in preparation for the Public Offering, which was consummated on that date. Since that date, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 5, 2018.

Liquidity and Capital Resources

As of August 31, 2017, we had cash of $87,417. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances were non-interest bearing and unsecured.

On June 16, 2015, we consummated the Public Offering of 20,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 14,050,000 warrants, each exercisable to purchase one-half of one ordinary share at $5.75 per half share, to the Sponsor and an entity controlled by one of our directors at a price of $0.50 per warrant, generating gross proceeds of $7,025,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $201,175,000, net of the non-deferred portion of the underwriting commissions and fees of $5,250,000 and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 4 and Note 6 of the unaudited condensed interim financial statements included in Part I, Item 1 and Part II, Item 2 of this Report.

As of August 31, 2017, $172,474,052 was held in the Trust Account and we had cash outside of trust of $87,417 and $598,575 in accounts payable, accrued expenses and amounts due to an affiliate. The amount due to Sponsor of $1,272,600 at August 31, 2017 is repayable upon consummation of a Business Combination. Other than to pay redeeming shareholders as discussed in Note 2 of the unaudited condensed interim financial statements included in Part I, Item 1 and Part II, Item 2 of this Report, through August 31, 2017, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Liquidation and Going Concern

If the Company does not complete a Business Combination by February 5, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of August 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a Business Combination. As of August 31, 2017, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through August 31, 2017, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of August 31, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We received net proceeds of approximately $201,175,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, $6,750,000 is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $5,850,000. $200,000,000 of the net proceeds from the initial public offering were deposited into the Trust Account at the completion of our initial public offering. As described Note 2 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this Report, 6,969,926 of the Company’s ordinary shares were redeemed in connection with the Extension and the Prior Extension. Approximately $132.9 million remains in the Trust Account following the redemptions and will be part of the funds distributed to our public shareholders in the event we are unable to complete a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering that remain in the Trust Account will not be released from the Trust Account until the earlier of (a) the completion of our Business Combination or (b) the redemption of our public shares if we are unable to complete our Business Combination by February 5, 2018, subject to applicable law. The remaining net proceeds of approximately $1,175,000 not held in the Trust Account became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 18, 2017, the Company entered into a promissory note (the “Note”) with Electrum Strategic Opportunities Fund L.P., the majority owner of the Sponsor. The Company can borrow up to $200,000 under the terms of the Note. On July 20, 2017, the Note was amended and the amount that can be borrowed was increased to $500,000. Any outstanding principal is due at the time the Company consummates its initial Business Combination and no interest is charged on the unpaid principal balance.

On October 5, 2017, at the Special Meeting of Shareholders (the “Special Meeting”), the Company’s shareholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 120 days, from October 8, 2017 to February 5, 2018 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the investment management trust agreement, dated June 10, 2015, as amended on June 6, 2017, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Extension Amendment was required to approve the Extension Amendment, and the affirmative vote of at least a majority of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Trust Amendment was required to approve the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete a Business Combination transaction.

On June 5, 2017, the Company’s shareholders approved a proposal to extend the date by which we have to consummate a business combination until October 8, 2017 (the “Prior Extension”). In connection with the Prior Extension, the Sponsor agreed to contribute to the Company as a loan $0.025 for each public share that was not redeemed in connection with the shareholder vote to approve the Prior Extension, for each calendar month, or portion thereof, that is needed by the Company to complete a Business Combination (the “Contribution”) from June 10, 2017 until October 8, 2017. The Sponsor has agreed to continue to make this Contribution through February 5, 2018 in connection with the Extension Amendment and Trust Amendment. The Contribution will increase the pro rata portion of the funds available in the Trust Account in the event of the consummation of a Business Combination or a liquidation from approximately $10.20 per share to approximately $10.30 per share, assuming the Company takes the entire time through February 5, 2018 to complete a Business Combination. If the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional Contributions will terminate and the Company will dissolve and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

Following redemptions of 3,031,985 of the Company’s shares in connection with the Prior Extension and 3,937,943 shares in connection with the Extension, a total of approximately $132.9 million remains in the Trust Account.

On October 5, 2017, in connection with the Special Meeting, the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial public offering in the event the Company has not consummated a Business Combination was extended from October 8, 2017 to February 5, 2018.

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

Date: October 10, 2017

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