Form 10-K
period 2017-11-30
Electrum Special Acquisition Corp
filed 2018-01-31
CIK 1639669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No   ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s ordinary shares on May 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $170.5 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of January 31, 2018, there were 18,030,072 ordinary shares of the registrant outstanding.

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

The registration statements on Form S-1 (Nos. 333-203599 and 333-204866), which we refer to collectively as our “registration statement,” for our initial public offering were declared effective by the Securities and Exchange Commission (the “SEC”) on June 10, 2015. On June 16, 2015, we consummated our initial public offering and sold 20,000,000 units, including 2,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one ordinary share and one warrant to purchase one-half of one ordinary share at a price of $5.75 per half share, subject to adjustment as described in our registration statement. Warrants may be exercised only for a whole number of ordinary shares. Each warrant will become exercisable 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination, or earlier upon redemption. In connection with the closing of our initial public offering, the underwriters notified us that they would not be exercising the remainder of their over-allotment option. As a result, our initial shareholders forfeited an aggregate of 31,250 ordinary shares so that the initial shareholders continued to collectively own 20.0% of our issued and outstanding ordinary shares after the offering.

Simultaneously with the consummation of our initial public offering, our sponsor and an entity controlled by Dwight W. Anderson, one of our directors, purchased an aggregate of 14,050,000 private placement warrants at a price of $0.50 per warrant in a private placement. We received net proceeds of approximately $201,175,000 from our initial public offering and sale of the private placement warrants, net of the non-deferred portion of the underwriting commissions and underwriter advisory fees of $5,250,000 and offering costs and other expenses of approximately $600,000. Of those net proceeds, a total of $6,750,000 is attributable to deferred underwriting discounts and underwriter advisory fees, which have been deferred until the consummation of our initial business combination. $200,000,000 of the net proceeds were deposited in a trust account. Except for a portion of the interest earned on the funds held in the trust account that may be released to us to pay any income or other tax obligations, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination by February 5, 2018, or June 5, 2018, if our shareholders approve amending our Amended and Restated Memorandum and Articles of Association at the meeting of our shareholders scheduled to occur on February 2, 2018 (such deadline to consummate a business combination, the “Business Combination Deadline”). If we do not complete a business combination by the Business Combination Deadline, we will distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs.

On June 5, 2017, our shareholders approved a proposal to extend the Business Combination Deadline until October 8, 2017 (the “First Extension”). In connection with the First Extension, our sponsor agreed to contribute to us as a loan $0.025 for each public share that is not redeemed, for each calendar month (commencing on June 10, 2017 and on the 10th day of each subsequent month), or portion thereof, that is needed by us to complete a business combination from June 10, 2017 until October 8, 2017. Our sponsor agreed to continue to make this contribution through February 5, 2018 in connection with our shareholders’ approval of a proposal at a special meeting held on October 5, 2017 to extend the Business Combination Deadline until February 5, 2018 (the “Second Extension”). We have filed a definitive proxy statement with respect to a meeting of our shareholders scheduled to occur on February 2, 2018, to vote on, among other things, an amendment (the “Extension Amendment”) to our memorandum and articles of association to extend the Business Combination Deadline (the “Extension”) for an additional four months, from February 5, 2018 to June 5, 2018 (the “Extended Date”). Our sponsor has agreed to contribute to us as a loan $0.035 for each public share that is not redeemed in connection with the shareholder vote to approve the Extension, for each calendar month, or portion thereof, that is needed by us to complete a business combination. In connection with the First Extension, 3,937,943 of our ordinary shares were redeemed, and in connection with the Second Extension, 3,031,985 of our ordinary shares were redeemed. Our public shareholders have the opportunity to redeem their ordinary shares in connection with the proposed Extension Amendment, as described in our proxy statement relating to the meeting of shareholders to be held on February 2, 2018.

Business Strategy

We believe that current market conditions in the metals and mining industry, particularly with gold and other precious metals, should present the Company with attractive acquisition opportunities. We intend to focus primarily on acquiring companies or assets valued between $150 million and $800 million of enterprise value. We believe the metals and mining industry represents an attractive sector to search for target businesses for the following reasons:

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

Historically Low Valuations.  Gold mining company valuations have fallen sharply from peak levels. The VanEck Vectors Gold Miners ETF (GDX) was trading 65% below its September 2011 peak as of December 31, 2017, and the VanEck Vectors Junior Gold Miners ETF (GDX-J) had declined by 81% from its December 2010 peak, data from Bloomberg indicates.

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

Financial position.  With funds held in trust available for our initial business combination in the amount of approximately $133.7 million as of November 30, 2017, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and it may not be available to us.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business unless and until we consummate a business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our shares, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until the Business Combination Deadline in order to be able to receive a pro rata share of the trust account.

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

Liquidation if No Business Combination

If we do not complete a business combination by the Business Combination Deadline, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our sponsor, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by the Business Combination Deadline. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or it requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of any taxes payable).

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, ESOF agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, ESOF will not be responsible to the extent of any liability for such third party claims. However, ESOF may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether ESOF has sufficient funds to satisfy its indemnity obligations. We believe the likelihood of ESOF having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

We seek to reduce the possibility that ESOF will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. ESOF will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to the remaining portion, if any, of any founds outside of the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to redeem ordinary shares held by our public shareholders may reduce the resources available to us for our initial business combination;

•	our outstanding warrants, and the potential future dilution they represent;

•	our obligation to either repay or issue private warrants upon conversion of up to $1,000,000 of working capital loans that may be made to us by our sponsor, officers, directors or their affiliates, and our obligation to repay loans made to us by our sponsor in connection with the extensions of our Business Combination Deadline; and

•	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our sponsor, officers, directors or their affiliates upon conversion of working capital loans.

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

We are required to evaluate our internal control procedures for the fiscal year ended November 30, 2017 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.17 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by the Business Combination Deadline, this will trigger an automatic redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Thereafter, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps the liquidator considers appropriate, after which our remaining assets would be distributed.

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

Our securities are currently listed on Nasdaq, a national securities exchange. As previously announced, on December 4, 2017, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Listing Rule 5620(a) (the “Annual Meeting Rule”), which requires us to hold an annual meeting of shareholders no later than one year after the end of our fiscal year-end. We have submitted a plan to regain compliance with the Annual Meeting Rule. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the fiscal year-end, or until May 29, 2018, to regain compliance with the Annual Meeting Rule. If Nasdaq does not accept our plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that Nasdaq will accept our plan and grant us an extension to regain compliance. Furthermore, in the future we may fail to meet other listing standards of Nasdaq, which generally require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until the Business Combination Deadline, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we hold a shareholder meeting to approve any initial business combination, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares. We are also offering each public shareholder the right to seek redemption of his, her or its shares in connection with the Extension Amendment.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination. We are also offering each public shareholder the right to seek redemption of his, her or its shares in connection with the Extension Amendment. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Accordingly, public shareholders owning a substantial majority of the shares sold in our initial public may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting to approve any initial business combination are voted in favor of the proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

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

In connection with any shareholder meeting called to approve a proposed initial business combination or an extension to our Business Combination Deadline, we may require public shareholders who wish to redeem their ordinary shares to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination or an extension to our Business Combination Deadline, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we redeem his ordinary shares for his pro rata portion of the cash held in the trust account. We may require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

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

Our initial shareholders collectively own approximately 25% of our issued and outstanding ordinary shares. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

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

If we are unable to consummate our initial business combination by the Business Combination Deadline, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Business Combination Deadline before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by the Business Combination Deadline, this will trigger an automatic redemption of public shareholders from the trust account pursuant to our memorandum and articles of association.

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

If we do not complete our initial business combination by the Business Combination Deadline, and instead distribute the aggregate amount then on deposit in the trust account pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The requirement that we complete our initial business combination by the Business Combination Deadline may give potential target businesses leverage over us in negotiating our initial business combination.

We have until the Business Combination Deadline to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the Business Combination Deadline.

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

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or rights, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. We were determined to be a PFIC for the taxable years ended November 30, 2015 and November 30, 2016. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. The “qualified electing fund” election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service, or the IRS, were to disagree with the U.S. federal income tax consequences described herein or in our registration statement.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.17 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required, unless we lose our emerging growth company status, to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, the provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 25% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares more easily that many blank check companies, and this may increase our ability to consummate an initial business combination with which you do not agree.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by the Business Combination Deadline unless we provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote.

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

Quarter Ended	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low

2017

First Fiscal Quarter (December 1, 2016 to February 28, 2017)	$11.72	$10.05	$10.09	$9.8701	$0.52	$0.2304

Second Fiscal Quarter (March 1, 2017 to May 31, 2017)	$10.5413	$10.15	$10.09	$9.92	$0.5405	$0.145

Third Fiscal Quarter (June 1, 2017 to August 31, 2017)	$10.495	$8.36	$10.15	$10.00	$0.3999	$0.25

Fourth Fiscal Quarter (September 1, 2017 to November 30, 2017)	$10.63	$10.4	$10.30	$10.15	$0.4998	$0.25

2016

First Fiscal Quarter (December 1, 2015 to February 29, 2016)	$9.99	$9.58	$9.85	$9.50	$0.25	$0.1201

Second Fiscal Quarter (March 1, 2016 to May 31, 2016)	$10.05	$9.68	$9.84	$9.54	$0.25	$0.14

Third Fiscal Quarter (June 1, 2016 to August 31, 2016)	$10.056	$9.81	$9.85	$9.68	$0.25	$0.17

Fourth Fiscal Quarter (September 1, 2016 to November 30, 2016)	$10.12	$8.08	$9.90	$9.80	$0.32	$0.20

Holders of Record

On January 31, 2018, there were approximately 1 holder of record of our units, 3 holders of record of our warrants and 7 holders of record of our ordinary shares. Such numbers do not include beneficial owners holding units through nominee names.

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

Use of Proceeds from our Initial Public Offering

On June 16, 2015, we closed our initial public offering of 20,000,000 units (including 2,500,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option), with each unit consisting of one ordinary share and one warrant to purchase one-half of one ordinary share at an exercise price of $5.75 per half share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $200,000,000. The securities sold in our initial public offering were registered under our registration statements on Form S-1 (Nos. 333-203599 and 333-204866), declared effective on June 10, 2015. On June 16, 2015, our sponsor and our other initial shareholders forfeited an aggregate of 31,250 ordinary shares in connection with the underwriters’ partial exercise of their over-allotment option, so that such shareholders continued to collectively own 20.0% of the Company’s issued and outstanding ordinary shares immediately after the initial public offering.

We received net proceeds of approximately $201,175,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, $6,750,000 is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $5,850,000. $200,000,000 of the net proceeds from the initial public offering were deposited into the Trust Account at the completion of our initial public offering. As described elsewhere in this report, 6,969,926 of the Company’s ordinary shares were redeemed in connection with the First Extension and the Second Extension. Approximately $132.7 million remained in the Trust Account as of November 30, 2017 following the redemptions and will be part of the funds distributed to our public shareholders in the event we are unable to complete a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering that remain in the Trust Account will not be released from the Trust Account until the earlier of (a) the completion of our Business Combination or (b) the redemption of our public shares in connection with any shareholder vote to extend the Business Combination Deadline or if we are unable to complete our Business Combination by the Business Combination Deadline, subject to applicable law. The remaining net proceeds of approximately $1,175,000 not held in the Trust Account became available to use to cover operating expenses. As of November 30, 2017, we had approximately $33,000 not held in the Trust Account. This limitation on our working capital will preclude us from declaring and paying dividends.

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

	November 30, 2017	November 30, 2016	November 30, 2015
Balance Sheet Data:
Cash	$33,107	$252,937	$864,561
Cash and investments held in Trust Account	$133,738,124	$200,815,168	$200,061,928
Total assets	$133,792,617	$201,121,196	$201,049,796
Ordinary shares subject to possible redemption	$118,471,638	$189,251,867	$189,191,703

Ordinary shares at November 30, 2017, 2016 and 2015 (excluding shares subject to possible redemption of 11,672,083, 18,925,187 and 18,919,170, respectively)	6,357,989	6,074,813	6,080,830
Total shareholders’ equity	$5,000,001	$5,000,001	$5,000,001

Cash Flow Data:
Net cash provided by (used in) operating activities	$674,361	$171,453	$(340,347)
Net cash used in investing activities	$(1,261,058)	$(753,239)	$(200,061,928)
Net cash provided by (used in) financing activities	$366,867	$(29,838)	$201,266,836

Statement of Operations Data:
Operating expenses	$(1,354,881)	$(693,076)	$(326,965)
Loss from operations	$(1,354,881)	$(693,076)	$(326,965)
Interest income	$1,261,058	$753,239	$61,928
Net (loss) income attributable to ordinary shares not subject to possible redemption	$(93,823)	$60,163	$(265,037)

Net (loss) income per share, excluding shares subject to possible redemption, basic and diluted	$(0.02)	$0.01	$(0.05)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption, basic and diluted	6,170,533	6,080,123	4,948,430

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We intend to utilize cash derived from the net proceeds of our initial public offering and the private placement of the private warrants (less cash paid to redeem our ordinary shares in connection with any extension of our Business Combination Deadline), our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. The issuance of additional ordinary shares or preferred stock in our initial business combination:

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

Results of Operations

For years ended November 30, 2017 and 2016 and the period from December 12, 2014 (inception) through November 30, 2015, we had net (loss) income of $(93,823), $60,163 and $(265,037), respectively. During the period from December 12, 2014 (inception) through November 30, 2015, we incurred costs of $12,596,191 related to our initial public offering which have been charged to shareholders’ equity.

Our entire activity from December 12, 2014 (inception) through June 16, 2015, was in preparation for the initial public offering, which was consummated on that date. Since that date, we have engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by the Business Combination Deadline.

Liquidity and Capital Resources

On June 16, 2015, we consummated our initial public offering of 20,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the initial public offering, we consummated the private sale of an aggregate of 14,050,000 warrants, each exercisable to purchase one-half of one ordinary share at $5.75 per half share, to the Sponsor and an entity controlled by one of our directors at a price of $0.50 per warrant, generating gross proceeds of $7,025,000. We received net proceeds from the initial public offering and the sale of the Private Placement Warrants of approximately $201,175,000, net of the non-deferred portion of the underwriting commissions and fees of $5,250,000 and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the initial public offering and a discussion of the use of such proceeds, refer to Note 4 and Note 6 of the audited financial statements included elsewhere in this report. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On June 5, 2017, our shareholders approved the First Extension to the Business Combination Deadline. In connection with the First Extension, our sponsor agreed to contribute to us as a loan $0.025 for each public share that is not redeemed, for each calendar month (commencing on June 10, 2017 and on the 10th day of each subsequent month), or portion thereof, that is needed by us to complete a business combination from June 10, 2017 until October 8, 2017. Our sponsor agreed to continue to make this contribution through February 5, 2018 in connection with our shareholders’ approval of the Second Extension. We have filed a definitive proxy statement with respect to a meeting of our shareholders scheduled to occur on February 2, 2018, to vote on, among other things, the Extension Amendment to our memorandum and articles of association to extend the Business Combination Deadline for an additional four months, from February 5, 2018 to June 5, 2018. Our sponsor has agreed to contribute to us as a loan $0.035 for each public share that is not redeemed in connection with the shareholder vote to approve the Extension, for each calendar month, or portion thereof, that is needed by us to complete a business combination. In connection with the First Extension, 3,937,943 of our ordinary shares were redeemed, and in connection with the Second Extension, 3,031,985 of our ordinary shares were redeemed. Our public shareholders have the opportunity to redeem their ordinary shares in connection with the proposed Extension Amendment, as described in our proxy statement relating to the meeting of shareholders to be held on February 2, 2018.

As of November 30, 2017, $133,738,124 was held in the Trust Account and we had cash outside of trust of $33,107 and $1,222,675 in accounts payable, accrued expenses and amounts due to an affiliate. The amount due to Sponsor of $2,348,303 at November 30, 2017, 2017 is repayable upon consummation of a Business Combination. Other than to pay redeeming shareholders as discussed in Note 2 of the audited financial statements included elsewhere in this report, through November 30, 2017, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Liquidation and Going Concern

If the Company does not complete a Business Combination by the Business Combination Deadline, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements; Contractual Obligations

As of November 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to The Electrum Group LLC, an affiliate of our sponsor, for office space, utilities, secretarial and administrative services, effective as of June 10, 2015, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3 — Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $200,000,000 of the net offering proceeds from our initial public offering (which includes $5,062,500 of the proceeds attributable to the deferred underwriters’ discount and $1,687,500 of the proceeds attributable to a deferred advisory fee payable to one of the underwriters of our initial business combination, in each case upon our consummation of an initial business combination) was initially placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of November 30, 2017, the balance of the trust account was $133,738,124. We may only invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The following tables present selected unaudited quarterly financial data of the Company for the years ended November 30, 2017 and 2016.

	Year Ended November 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended November 30, 2017

Operating expenses	$172,335	$277,724	$211,436	$693,386	$1,354,881
Loss from operations	(172,335)	(277,724)	(211,436)	(693,386)	(1,354,881)
Other Income:
Interest income	228,727	308,364	374,407	349,560	1,261,058
Net income (loss)	$56,392	$30,640	$162,971	$(343,826)	$(93,823)
Income (loss) per common share:
Basic and diluted	$0.01	$0.01	$0.03	$(0.05)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	6,069,174	6,066,110	6,188,695	6,357,989	6,170,533

Balance Sheet Data (at period end)
Cash	$108,070	$87,441	$87,417	$33,107	$33,107
Investments and cash held in Trust Account	201,043,896	201,352,260	172,474,052	133,738,124	133,738,124
Total Assets	201,244,907	201,490,125	172,597,830	133,792,617	133,792,617
Deferred underwriting compensation	6,750,000	6,750,000	6,750,000	6,750,000	6,750,000
Total Liabilities	6,936,647	7,151,225	8,621,175	10,320,978	10,320,978
Ordinary shares subject to possible redemption	189,308,259	189,338,899	158,976,654	118,471,638	118,471,638
Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

	Year Ended November 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended November 30, 2016

Operating expenses	$216,526	$132,104	$204,604	$139,842	$693,076
Loss from operations	(216,526)	(132,104)	(204,604)	(139,842)	(693,076)
Other Income:
Interest income	162,970	205,241	186,999	198,029	753,239
Net income (loss)	$(53,556)	$73,137	$(17,605)	$58,187	$60,163
Income (loss) per common share:
Basic and diluted	$(0.01)	$0.01	$(0.00)	$0.01	$0.01
Weighted average shares outstanding:
Basic and diluted	6,086,185	6,078,872	6,080,632	6,074,813	6,080,123

Balance Sheet Data (at period end)
Cash	$658,319	$527,766	$439,669	$252,937	$252,937
Investments and cash held in Trust Account	200,224,898	200,430,140	200,617,138	200,815,168	200,815,168
Total Assets	201,051,296	201,087,044	201,152,922	201,121,196	201,121,196
Deferred underwriting compensation	6,750,000	6,750,000	6,750,000	6,750,000	6,750,000
Total Liabilities	6,913,148	6,875,759	6,959,241	6,869,328	6,869,328
Ordinary shares subject to possible redemption	189,138,147	189,211,284	189,193,680	189,251,867	189,251,867
Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of November 30, 2017.

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

Item 9B.   Other Information

The Company can borrow up to $500,000 from our sponsor or an affiliate of our sponsor, pursuant to a non-interest bearing promissory note in substantially the form of Exhibit 10.8 to this annual report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Thomas S. Kaplan	55	Chairman of the Board
Eric N. Vincent	52	Chief Executive Officer
Dwight W. Anderson	50	Director
David W. Peat	65	Director
Thomas A. Ronzetti III	53	Director
Marc S. Goodman	69	Director
Diana J. Walters	54	Director

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

Diana J. Walters has served on our board of directors since the completion of our initial public offering in June 2015. Ms. Walters has 27 years of experience in the Natural Resources sector, as an investment manager, an investment banker and in operating roles. She served as the President and Chief Executive Officer of Liberty Metals & Mining Holdings, LLC and as a member of senior management of Liberty Mutual Asset Management from January 2010 to September 2014. She was a Managing Partner of Eland Capital, LLC, a natural resources advisory firm founded by her, from 2007 to 2010. Ms. Walters has extensive investment experience with both debt and equity through various previous leadership roles at Credit Suisse, HSBC and other firms. She also served as Chief Financial Officer of Tatham Offshore Inc., an independent oil and gas company. Ms. Walters currently serves on the board of directors of Platinum Group Metals (NYSE MKT: PLG), Trilogy Metals Inc. (NYSE MKT, TSX: TMQ) and Silver Run Acquisition Corporation II (NASDAQ MKT: SRUN). Ms. Walters graduated with Honors from the University of Texas at Austin with a BA in Plan II Liberal Arts and an MA in Energy and Mineral Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended November 30, 2017, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

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

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of January 31, 2018, by:

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

We have based our calculation of the percentage of beneficial ownership on 18,030,072 ordinary shares outstanding on January 31, 2018. Unless otherwise indicated, the business address of each of the persons and entities in the following table is 700 Madison Avenue, 5th Floor, New York, New York 10065.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares

ESAC Holdings LLC(1)	4,545,055	25.2%

Thomas S. Kaplan(1)	4,545,055	25.2%

Eric N. Vincent(1)	4,545,055	25.2%

David W. Peat	26,666	*

Dwight W. Anderson(2)	348,281	1.9%

Thomas A. Ronzetti III	26,666	*

Marc S. Goodman	26,666	*

Diana J. Walters	26,666	*

All directors and executive officers as a group (seven individuals) (3)	5,000,000	27.7%

Polar Asset Management Partners, Inc. (4)	2,483,535	13.8%

Weiss Asset Management LP (5)	2,076,897	11.5%

Big GP LLC (5)	1,304,794	7.2%

Basso SPAC Fund LLC (6)	903,893	5.0%

*	Less than 1%.

(1)	Represents shares held directly by ESAC Holdings LLC, our sponsor. ESOF is the managing member of ESAC Holdings LLC and the majority owner of ESAC Holdings LLC and 15.3% of ESAC Holdings LLC is owned by Joshua A. Fink, the Vice Chairman of TEG. The general partner of ESOF is Electrum Strategic Opportunities Fund GP L.P., or ESOF GP, and the general partner of ESOF GP is ESOF GP Ltd. The directors of ESOF GP Ltd. are Thomas S. Kaplan, Eric N. Vincent, Michael H. Williams and Andrew M. Shapiro. Consequently, Messrs. Kaplan, Vincent, Williams and Shapiro may be deemed to share voting and dispositive control over the securities held by our sponsor, and thus to share beneficial ownership of such securities. Each of Messrs. Kaplan, Vincent, Williams and Shapiro disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(2)	Represents shares held directly by Ospraie Partners LLC, an entity controlled by Mr. Anderson.
(3)	Includes 4,545,055 shares held directly by ESAC Holdings LLC, our sponsor, as described in footnote (1) above.
(4)	According to a Schedule 13G filed with the SEC on August 8, 2017 on behalf of Polar Asset Management Partners Inc., a Canadian corporation (“Polar Partners”), which serves as an investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares held by Polar Vehicles. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(5)	According to a Schedule 13G filed with the SEC on June 2, 2017 on behalf of Weiss Asset Management LP, a Delaware corporation (“Weiss Asset Management”), BIP GP LLC, a Delaware limited liability company, WAM GP LLC, a Delaware limited liability company and Andrew M. Weiss. Weiss Asset Management serves as an investment manager to a private investment partnership of which BIP GP LLC is the sole general partner. Andrew Weiss is the managing member of WAM GP LLC and BIP GP LLC. The business address of this shareholder is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02117.
(6)	According to a Schedule 13G filed with the SEC on October 10, 2017 on behalf of Basso SPAC Fund LLC, a Delaware limited liability company (“Basso SPAC”), Basso Management, LLC, a Delaware limited liability company (“Basso Management”), Basso Capital Management, L.P., a Delaware limited partnership (“BCM”), Basso GP, LLC, a Delaware limited liability company (“Basso GP”) and Howard I. Fischer. Basso SPAC is the direct beneficial owner of the securities. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP. The business address of these shareholders is 1266 East Main, Street, Fourth Floor, Stamford, Connecticut 06902.

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

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a non-interest bearing promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private warrants at a price of $0.50 per warrant. Our shareholders have approved the issuance of the warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid. In addition, our sponsor has agreed to make loans to us in connection with the extensions of our Business Combination Deadline, as contributions to the Trust Account, as described elsewhere in this report. If we do not complete a business combination, these loans will not be repaid.

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

As of November 30, 2017, an affiliate of our sponsor is owed $397,125 for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by WithumSmith+Brown, PC for the years ended November 30, 2017 and 2016 are as follows:

	Year Ended November 30, 2017	Year Ended November 30, 2016
Audit Fees(1)	$55,500	$54,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
Total

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.
(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

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

Date: January 31, 2018

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

Signature	Title	Date

/s/ Thomas S. Kaplan	Chairman of the Board	January 31, 2018
Thomas S. Kaplan

/s/ Eric N. Vincent	Chief Executive Officer and Secretary	January 31, 2018
Eric N. Vincent	(principal executive officer and principal financial and accounting officer)

/s/ Dwight W. Anderson	Director	January 31, 2018
Dwight W. Anderson

/s/ David W. Peat	Director	January 31, 2018
David W. Peat

/s/ Thomas A. Ronzetti III	Director	January 31, 2018
Thomas A. Ronzetti III

/s/ Marc S. Goodman	Director	January 31, 2018
Marc S. Goodman

/s/ Diana J. Walters	Director	January 31, 2018
Diana J. Walters

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Underwriting Agreement, dated June 10, 2015, by and between the Company and Cantor Fitzgerald & Co.
3.1	(1)	Amended and Restated Memorandum and Articles of Association.
4.1	(1)	Warrant Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.1(a)	(1)	Letter Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and Electrum Strategic Opportunities Fund L.P.
10.1(b)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas S. Kaplan.
10.1(c)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Eric N. Vincent.
10.1(d)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.1(e)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Dwight W. Anderson.
10.1(f)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Marc S. Goodman.
10.1(g)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and David W. Peat.
10.1(h)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Thomas A. Ronzetti III.
10.1(i)	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and Diana J. Walters.
10.2	(1)	Investment Management Trust Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Continental Stock Transfer & Trust Company.
10.3	(1)	Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and Ospraie Partners LLC.
10.4	(1)	Amended and Restated Private Placement Warrants Purchase Agreement, dated as of June 10, 2015, between Electrum Special Acquisition Corporation and ESAC Holdings LLC.
10.5	(1)	Letter Agreement, dated June 10, 2015, between Electrum Special Acquisition Corporation and The Electrum Group LLC regarding administrative support.
10.6	(1)	Registration Rights Agreement, dated June 10, 2015, among Electrum Special Acquisition Corporation, ESAC Holdings LLC and the other parties thereto.
10.7	(2)	Form of Indemnity Agreement.
10.8	(3)	Form of Promissory Note issued to the Sponsor.
14	(3)	Code of Ethics.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Compensation Committee Charter.
99.3	(3)	Nominating Committee Charter.
31.1	*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema
101.CAL	***	XBRL Taxonomy Calculation Linkbase
101.LAB	***	XBRL Taxonomy Label Document
101.PRE	***	XBRL Definition Linkbase Document
101.DEF	***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 16, 2015.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 9, 2015.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 4, 2015.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electrum Special Acquisition Corporation

We have audited the accompanying balance sheets of Electrum Special Acquisition Corporation (the ’‘Company’’), as of November 30, 2017 and 2016 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Electrum Special Acquisition Corporation as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company does not complete a business combination by February 5, 2018, then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, New York

January 30, 2018

Electrum Special Acquisition Corporation
Balance Sheets

	November 30, 2017	November 30, 2016
Assets
Current Assets:
Cash	$33,107	$252,937
Prepaid expenses	21,386	53,091
Total Current Assets	54,493	306,028

Trust Account	133,738,124	200,815,168

Total Assets	$133,792,617	$201,121,196

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$825,550	$89,071
Due to affiliate	397,125	30,257
Due to Sponsor (Note 5)	2,348,303	-
Total Current Liabilities	3,570,978	119,328

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	10,320,978	6,869,328

Ordinary shares subject to possible redemption: 11,672,083 shares (at a Redemption value of approximately $10.15 per share) and 18,925,187 shares (at a redemption value of approximately $10 per share) at November 30, 2017 and 2016, respectively	118,471,638	189,251,867

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,357,989 and 6,074,813 shares issued and outstanding (excluding 11,672,083 and 18,925,187 shares subject to redemption) at November 30, 2017 and 2016, respectively	5,298,698	5,204,875
Accumulated deficit	(298,697)	(204,874)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$133,792,617	$201,121,196

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation
Statements of Operations

	Year ended November 30, 2017	Year ended November 30, 2016

Revenue	$-	$-
Operating expenses	1,354,881	693,076
Loss from operations	(1,354,881)	(693,076)

Interest income	1,261,058	753,239
Net income (loss) attributable to ordinary shares (excluding shares subject to possible redemption)	$(93,823)	$60,163

Weighted average number of ordinary shares outstanding (excluding shares subject to possible redemption)	6,170,533	6,080,123
Basic and diluted net income (loss) per share	$(0.02)	$0.01

See accompanying notes to financial statements

Electrum Special Acquisition Corporation
Statement of Changes in Shareholders’ Equity

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Balance, as of November 30, 2015	6,080,830	$5,265,038	$(265,037)	$5,000,001

Ordinary shares subject to possible redemption	(6,017)	(60,163)	-	(60,163)

Net income	-	-	60,163	60,163
Balance, as of November 30, 2016	6,074,813	$5,204,875	$(204,874)	$5,000,001

Ordinary shares subject to possible redemption (1)	283,176	93,823	-	93,823

Net loss	-	-	(93,823)	(93,823)
Balance, as of November 30, 2017	6,357,989	$5,298,698	$(298,697)	$5,000,001

(1)	Includes the effect of the redemption of 3,031,985 shares on June 5, 2017 and 3,937,943 shares on October 5, 2017, on which dates shareholders exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 2).

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation
Statements of Cash Flows

	Year ended November 30, 2017	Year ended November 30, 2016
Cash Flows From Operating Activities:
Net (loss) income	$(93,823)	$60,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in operating assets and liabilities:
Decrease in prepaid expenses	31,705	70,216
Increase in accounts payable and accrued expenses	736,479	41,074
Net cash provided by operating activities	674,361	171,453

Cash Flows From Investing Activities:
Withdrawal from Trust Account upon redemption of ordinary shares	70,686,406	-
Interest reinvested in Trust Account	(1,261,058)	(753,239)
Net cash provided by (used in) investing activities	69,425,348	(753,239)

Cash Flows From Financing Activities:
Redemptions of ordinary shares	(70,686,406)	-
Change in due to affiliate	366,867	(29,838)
Net cash used in financing activities	(70,319,539)	(29,838)

Net decrease in cash	(219,830)	(611,624)

Beginning cash	252,937	864,561

Ending cash	$33,107	$252,937

See accompanying notes to financial statements.

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

1. Nature of Operations

Electrum Special Acquisition Corporation (the ’‘Company,’’ ’‘we,’’ ’‘our’’ or ’‘us’’) is a blank check company incorporated in the British Virgin Islands on December 12, 2014. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business transaction, with one or more businesses or entities (’‘Business Combination’’). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is ESAC Holdings LLC, a Delaware limited liability company (the ’’Sponsor’’).

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

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

1. Nature of Operations – (continued)

The Company has until February 5, 2018 to consummate our initial Business Combination as described in Note 2 below. If we are unable to consummate our initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the Trust Account pro rata to our public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of our affairs, as further described herein. In such event, our warrants will expire worthless. We expect the per share redemption price to be $10.15 per ordinary share, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the initial public offering price per Unit in the Offering.

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the ’‘JOBS Act’’) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Following redemptions of 3,031,985 of the Company’s shares in connection with the Prior Extension and 3,937,943 shares in connection with the Extension, a total of approximately $133.7 million remains in the Trust Account.

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (’‘GAAP’’) and pursuant to the rules of the SEC.

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

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net earnings (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At November 30, 2017 and November 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, ’‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and securities held in Trust Account

The assets held in the Trust Account are held in cash and U.S. Treasury Bills having a maturity of 180 days or less.

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2017 and 2016, the ordinary shares subject to possible redemption in the amount of $118,471,638 and $189,251,867 (or 11,672,083 and 18,925,187 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, ’‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of November 30, 2017 and November 30, 2016. No amounts were accrued for the payment of interest and penalties at November 30, 2017 and November 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

3. Summary of Significant Accounting Policies – (continued)

Accounts payable and accrued expenses

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

In connection with the Offering, the Sponsor and its designees, and an entity controlled by one of our directors, purchased from us an aggregate of 14,050,000 warrants (’‘Private Warrants’’) at $0.50 per warrant (for a total purchase price of $7,025,000). These purchases took place on a private placement basis simultaneously with the consummation of the Offering. Each Private Warrant is exercisable to purchase one-half of one ordinary share at $5.75 per half share. All of the proceeds received from this private placement were placed in the Trust Account.

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

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

5. Related Party Transactions

On April 8, 2015, our Sponsor subscribed for an aggregate of 3,737,500 of our ordinary shares (’‘Insider Shares’’) for an aggregate purchase price of $25,000, or approximately $0.00669 per share.

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
November 30, 2017

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

As of November 30, 2017 and 2016, an affiliate of the Sponsor is owed $397,125 and $30,257, respectively, for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

In connection with the Extension and Prior Extension, the Sponsor is owed $2,348,303 as of November 30, 2017 for Contribution payments made to the Trust Account. These advances are non-interest bearing and will be repayable to the Sponsor upon consummation of the initial Business Combination. Nothing was owed to the Sponsor at November 30, 2016.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the year ended November 30, 2017 and 2016 total fees paid under this agreement were $120,000 for each year.

On April 18, 2017, the Company entered into a promissory note (the “Note”) with Electrum Strategic Opportunities Fund L.P., the majority owner of the Sponsor. The Company can borrow up to $200,000 under the terms of the Note. On July 20, 2017, the Note was amended and the amount that can be borrowed was increased to $500,000. Any outstanding principal is due at the time the Company consummates the Business Combination and no interest is charged on the unpaid principal balance. As of November 30, 2017 nothing has been borrowed under the Note.

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

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

7. Trust Account and Fair Value Measurements

Trust Account

A total of $200,000,000, which includes $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, was placed in the Trust Account at the closing of the Public Offering. Following redemptions of 3,937,943 and 3,031,985 of the Company’s shares in connection with the Extension and Prior Extension, $40, 161,190 and $30,525,215, respectively, was paid to redeeming shareholders from the Trust Account. As of November 30, 2017 and 2016, the balance in the Trust Account was $133,738,124 and $200,815,168, respectively.

As of November 30, 2017, the Company’s Trust Account consisted of $133,211,691 in U.S. Treasury Bills, $195,187 in accrued interest and $331,246 in cash. As of November 30, 2016, the Company’s Trust Account consisted of $200,478,941 in U.S. Treasury Bills, $332,951 in accrued interest and $3,276 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 30, 2017 and 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The gross holding gains and fair value of held-to-maturity securities at November 30, 2017 and 2016 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Losses)/ Gains	Fair Value
At November 30, 2017	U.S. Treasury Securities (Mature on 1/11/2018)	$133,406,878	$(20,494)	$133,386,384

At November 30, 2016	U.S. Treasury Securities (Mature on 12/29/2016)	$200,811,892	$6,863	$200,818,755

Electrum Special Acquisition Corporation
Notes to Financial Statements
November 30, 2017

8. Shareholders’ Equity

Ordinary shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At November 30, 2017 and 2016, there were 18,030,072 and 25,000,000 shares issued and outstanding, respectively, which includes 11,672,083 and 18,925,187 shares subject to possible redemption, respectively.

Preferred shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At November 30, 2017 and 2016, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

