Form 10-Q
period 2018-02-28
Electrum Special Acquisition Corp
filed 2018-04-09
CIK 1639669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

The number of ordinary shares outstanding as of April 9, 2018 was 17,372,473.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

Electrum Special Acquisition Corporation

Condensed Interim Balance Sheets

	February 28, 2018	November 30, 2017
	(unaudited)
Assets
Current Assets:

Cash	$28,032	$33,107
Prepaid expenses	71,401	21,386
Total Current Assets	99,433	54,493

Trust Account (See Note 7)	128,385,435	133,738,124

Total Assets	$128,484,868	$133,792,617

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$911,822	$825,550
Due to affiliate	742,718	397,125
Due to Sponsor (See Note 5)	3,432,844	2,348,303
Total Current Liabilities	5,087,384	3,570,978

Deferred underwriting compensation	6,750,000	6,750,000

Total Liabilities	11,837,384	10,320,978

Ordinary shares subject to possible redemption: 10,908,401 shares (at a redemption value of approximately $10.235) at February 28, 2018 and 11,672,083 shares (at a redemption value of approximately $10.15 per share) at November 30, 2017 (See Note 8)	111,647,483	118,471,638

Shareholders’ Equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value, unlimited shares authorized, 6,464,072 and 6,357,989 shares issued and outstanding (excluding 10,908,401 and 11,672,083 shares subject to redemption) at February 28, 2018 and November 30, 2017, respectively	5,328,146	5,298,698
Accumulated deficit	(328,145)	(298,697)

Total Shareholders’ Equity	5,000,001	5,000,001

Total Liabilities and Shareholders’ Equity	$128,484,868	$133,792,617

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Operations (unaudited)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017
Revenue	$-	$-
Operating expenses	386,926	172,335
Loss from operations	(386,926)	(172,335)

Interest income	357,478	228,727
Net (loss) income attributable to ordinary shares (excluding shares subject to possible redemption)	$(29,448)	$56,392

Weighted average number of ordinary shares outstanding (excluding shares subject to possible redemption)	6,464,072	6,069,174
Basic and diluted net (loss) earnings per share	$(0.00)	$0.01

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statement of Changes in Shareholders’ Equity (unaudited)

For the period from November 30, 2017

to February 28, 2018

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance, as of November 30, 2017	6,357,989	$5,298,698	$(298,697)	$5,000,001

Changes in ordinary shares subject to possible redemption (1)	106,083	29,448	-	29,448

Net loss	-	-	(29,448)	(29,448)
Balance, as of February 28, 2018	6,464,072	$5,328,146	$(328,145)	$5,000,001

(1)	Includes the effect of the redemption of shares on February 5, 2018, on which date shareholders holding 657,599 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 2).

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Condensed Interim Statements of Cash Flows (unaudited)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017
Cash Flows From Operating Activities:
Net (loss) income	$(29,448)	$56,392
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(50,015)	(39,850)
Increase in accounts payable and accrued expenses	86,272	23,330
Net cash provided by operating activities	6,809	39,872

Cash Flows From Investing Activities:
Withdrawal from Trust Account upon redemption of ordinary shares	6,794,707	-
Interest reinvested in Trust Account	(357,478)	(228,727)
Net cash provided by (used in) investing activities	6,437,229	(228,727)

Cash Flows From Financing Activities:
Redemption of ordinary shares	(6,794,707)	-
Increase in due to affiliate	345,594	43,988
Net cash (used in) provided by financing activities	(6,449,113)	43,988

Net decrease in cash	(5,075)	(144,867)

Beginning cash	33,107	252,937

Ending cash	$28,032	$108,070

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

Electrum Special Acquisition Corporation

Notes to Condensed Interim Financial Statements (unaudited)

February 28, 2018

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

1. Nature of Operations – (continued)

The Company has until June 5, 2018 to consummate our initial Business Combination as described in Note 2 below. If we are unable to consummate our initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the Trust Account pro rata to our public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of our affairs, as further described herein. In such event, our warrants will expire worthless. We expect the per share redemption price to be $10.235 per ordinary share, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the initial public offering price per Unit in the Offering.

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

2. Extension and Trust Amendment

On February 2, 2018, at the Special Meeting of Shareholders (the “Special Meeting”), the Company’s shareholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional four months, from February 5, 2018 to June 5, 2018 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the investment management trust agreement, dated June 10, 2015, as amended, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Extension Amendment was required to approve the Extension Amendment, and the affirmative vote of at least a majority of the Company’s shares attending the Special Meeting in person or by proxy and voting on the Trust Amendment was required to approve the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting on February 2, 2018 and resulting and Extension Amendment, 657,599 shareholders redeemed their shares from the Trust Account.

On October 5, 2017 and June 5, 2017, the Company’s shareholders approved proposals to extend the date by which we have to consummate a business combination until February 5, 2018 and October 8, 2017, respectively (the “Prior Extensions”). In connection with the Extension and Prior Extensions, the Sponsor agreed to contribute to the Company as a loan $0.035 and $0.025, respectively, for each public share that was not redeemed in connection with the shareholder vote to approve the Extension and Prior Extensions, for each calendar month, or portion thereof, that is needed by the Company to complete a Business Combination (the “Contribution”) from June 10, 2017 until June 5, 2018. The Contribution will increase the pro rata portion of the funds available in the Trust Account in the event of the consummation of a Business Combination or a liquidation. If the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional Contributions will terminate and the Company will dissolve and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

Following redemptions of 6,969,928 of the Company’s shares in connection with the Prior Extensions and 657,599 shares in connection with the Extension, a total of approximately $128.4 million remains in the Trust Account.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on June 10, 2015, as well as the Company’s Form 10-K filed with the SEC on January 31, 2018.

Liquidation and going concern

If the Company does not complete a Business Combination by June 5, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Net earnings (loss) per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net earnings (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. At February 28, 2018 and February 28, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented.

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

3. Summary of Significant Accounting Policies – (continued)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 28, 2018 and November 30, 2017, the ordinary shares subject to possible redemption in the amount of $111,647,483 and $118,471,638 (or 10,908,401 and 11,672,083 shares), respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. As described in Note 2, in connection with the Extension, 657,599 of the Company’s outstanding ordinary shares were redeemed.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of February 28, 2018 and November 30, 2017. No amounts were accrued for the payment of interest and penalties at February 28, 2018 and November 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On June 16, 2015, the Company’s initial shareholders forfeited an aggregate of 31,250 Insider Shares, so that the initial shareholders owned 20.0% of the Company’s issued and outstanding ordinary shares immediately after the Offering.

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

5. Related Party Transactions (continued)

If the Company does not complete the Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public shareholders and the Private Placement Warrants will expire worthless.

As of February 28, 2018 and November 30, 2017, an affiliate of the Sponsor is owed $742,718 and $397,125, respectively, for general and administrative costs, due diligence costs and professional fees paid on our behalf. These advances are non-interest bearing and unsecured.

In connection with the Extension and Prior Extensions, the Sponsor is owed $3,432,844 as of February 28, 2018 for Contribution payments made to the Trust Account. These advances are non-interest bearing and will be repayable to the Sponsor upon consummation of the initial Business Combination. $2,348,303 was owed to the Sponsor in connection with the Prior Extensions at November 30, 2017.

Commencing on June 10, 2015, the date that our securities were first listed on Nasdaq, we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended February 28, 2018 and February 28, 2017 total fees paid under this agreement were $30,000 each period.

On April 18, 2017, the Company entered into a promissory note (the “Note”) with Electrum Strategic Opportunities Fund L.P., the majority owner of the Sponsor. The Company can borrow up to $200,000 under the terms of the Note. On July 20, 2017, the Note was amended and the amount that can be borrowed was increased to $500,000. Any outstanding principal is due at the time the Company consummates the Business Combination and no interest is charged on the unpaid principal balance. As of February 28, 2018 nothing has been borrowed under the Note.

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

7. Trust Account and Fair Value Measurements

Trust Account

A total of $200,000,000, which included $192,975,000 of the net proceeds from the Offering and $7,025,000 from the sale of the Private Warrants, was placed in the Trust Account at the closing of the Public Offering. Following redemptions of 7,627,527 of the Company’s shares in connection with the Extension and Prior Extensions, $77,481,113 was paid to redeeming shareholders from the Trust Account. As of February 28, 2018 and November 30, 2017, the balance in the Trust Account was $128,385,435 and $133,738,124, respectively.

As of February 28, 2018, the Company’s Trust Account consisted of $128,269,033 in U.S. Treasury Bills, $111,053 in accrued interest and $5,349 in cash. As of November 30, 2017, the Company’s Trust Account consisted of $133,211,691 in U.S. Treasury Bills, $195,187 in accrued interest and $331,246 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying February 28, 2018 and November 30, 2017 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from February 5, 2018 to June 5, 2018.

7. Trust Account and Fair Value Measurements (continued)

Fair value measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2018 and November 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The gross holding gains and fair value of held-to-maturity securities at February 28, 2018 and November 30, 2017 is as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
At February 28, 2018	U.S. Treasury Securities (Mature on 5/10/18)	$128,380,086	$(31,165)	$128,348,921

At November 30, 2017	U.S. Treasury Securities (Mature on 1/11/2018)	$133,406,878	$(20,494)	$133,386,384

8. Shareholders’ Equity

Ordinary shares

The Company is authorized to issue an unlimited number of ordinary shares with no par value. At February 28, 2018 and November 30, 2017, there were 17,372,473 and 18,030,072 shares issued and outstanding, respectively, which includes 10,908,401 and 11,672,083 shares subject to possible redemption, respectively.

Preferred shares

The Company is authorized to issue an unlimited number of preferred shares with no par value divided into five classes (Class A — Class E). At February 28, 2018 and November 30, 2017, there were no preferred shares issued and outstanding. The rights, privileges, restrictions and conditions of all five classes of preferred shares have not been determined and, accordingly, these features will be attached to each class as they are issued, through amendments to the Articles of Association.

9. Subsequent Event

The Company expects to receive $600,000 in 2018 as reimbursement for costs and expenses incurred from a broken deal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Electrum Special Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the three months ended February 28, 2018, we had a net loss of $29,448 compared to net earnings of $56,392 for the three months ended February 28, 2017. The net loss for the three months ended February 28, 2018 consisted of $386,926 in operating costs offset by $357,478 in interest income earned on the funds held in the trust account. The net earnings for the three months ended February 28, 2017 consisted of $172,335 in operating costs offset by $228,727 in interest income earned on the funds held in the trust account. The operating expenses principally consisted of due diligence expenses related to the search for a target business, professional fees related to the public filings and general operating expenses.

The Company’s entire activity from December 12, 2014 (inception) through June 16, 2015, was in preparation for the Public Offering, which was consummated on that date. Since that date, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by June 5, 2018.

Liquidity and Capital Resources

As of February 28, 2018, we had cash of $28,032. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances were non-interest bearing and unsecured.

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

As of February 28, 2018, $128,385,435 was held in the Trust Account and we had cash outside of trust of $28,032 and $1,654,540 in accounts payable, accrued expenses and amounts due to an affiliate. The amount due to Sponsor of $3,432,844 at February 28, 2018 is repayable upon consummation of a Business Combination. Other than to pay redeeming shareholders as discussed in Note 2 of the unaudited condensed interim financial statements included in Part I, Item 1 and Part II, Item 2 of this Report, through February 28, 2018, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting compensation, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Liquidation and Going Concern

If the Company does not complete a Business Combination by June 5, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of other applicable law. The holders of the insider shares will not participate in any redemption distribution. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of February 28, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on December 12, 2014 for the purpose of effecting a Business Combination. As of February 28, 2018, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through February 28, 2018, relates to our formation, preparing for our initial public offering, general corporate matters, and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks as of February 28, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our annual report on Form 10-K filed with the SEC on January 31, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed on January 31, 2018 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We received net proceeds of approximately $201,175,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, $6,750,000 is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $5,850,000. $200,000,000 of the net proceeds from the initial public offering were deposited into the Trust Account at the completion of our initial public offering. As described Note 2 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this Report, 7,627,527 of the Company’s ordinary shares were redeemed in connection with the Extension and the Prior Extensions. Approximately $128.4 million remains in the Trust Account following the redemptions and will be part of the funds distributed to our public shareholders in the event we are unable to complete a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering that remain in the Trust Account will not be released from the Trust Account until the earlier of (a) the completion of our Business Combination or (b) the redemption of our public shares if we are unable to complete our Business Combination by June 5, 2018, subject to applicable law. The remaining net proceeds of approximately $1,175,000 not held in the Trust Account became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

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

Date:  April 9, 2018

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